Form 10-Q
period 2026-06-30
Seaport Therapeutics, Inc.
filed 2026-08-03
CIK 2042347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, the registrant had 53,530,550 shares of voting common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2026 and 2025	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	101
Item 3.	Defaults Upon Senior Securities	101
Item 4.	Mine Safety Disclosures	101
Item 5.	Other Information	101
Item 6.	Exhibits	102
Signatures		103

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Seaport Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts) (Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$64,223	$46,042
Short-term investments	209,086	169,941
Prepaid expenses and other current assets	8,866	7,247
Total current assets	282,175	223,230
Property and equipment, net	360	412
Right-of-use assets - operating leases	4,741	4,813
Long-term investments	153,951	17,670
Other non-current assets	454	2,884
Total assets	$441,681	$249,009
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,705	$2,007
Related party payable	—	7
Accrued expenses and other current liabilities	8,358	9,131
Operating lease liability	1,611	1,637
Total current liabilities	15,674	12,782
Operating lease liability, net of current portion	3,405	3,444
Total liabilities	19,079	16,226
Series A-1 convertible preferred stock, par value $0.0001; zero and 40,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; zero and 40,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of zero and $4,000 as of June 30, 2026 and December 31, 2025, respectively	—	—
Series A-2 convertible preferred stock, par value $0.0001; zero and 26,342,102 shares authorized as of June 30, 2026 and December 31, 2025, respectively; zero and 26,342,102 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of zero and $100,100 as of June 30, 2026 and December 31, 2025, respectively	—	99,757
Series B convertible preferred stock, par value $0.0001; zero and 47,578,938 shares authorized as of June 30, 2026 and December 31, 2025, respectively; zero and 47,578,934 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of zero and $226,000 as of June 30, 2026 and December 31, 2025, respectively	—	225,571
Commitments and contingencies (Note 14)
Stockholders' deficit
Undesignated preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at June 30, 2026 and December 31, 2025, respectively; zero shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001; 700,000,000 and 159,070,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 53,530,550 and 2,595,342 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	1
Additional paid-in capital	625,189	21,262
Accumulated other comprehensive income	(475)	301
Accumulated deficit	(202,117)	(114,109)
Total stockholders' equity (deficit)	422,602	(92,545)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$441,681	$249,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaport Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (including non-cash stock-based compensation expense of $0.9 million and $0.6 million for three months ended June 30, 2026 and 2025, respectively and $1.8 million and $1.1 million for six months ended June 30, 2026 and 2025, respectively)	$24,619	$13,409	$46,049	$23,944
General and administrative (including non-cash stock-based compensation expense of $36.0 million and $1.2 million for three months ended June 30, 2026 and 2025, respectively and $37.6 million and $2.3 million for six months ended June 30, 2026 and 2025, respectively)	41,189	5,061	47,302	10,711
Total operating expenses	65,808	18,470	93,351	34,655
Loss from operations	(65,808)	(18,470)	(93,351)	(34,655)
Other income (expense), net
Interest income, net	3,257	2,976	5,390	6,076
Research and development tax credit	236	610	803	610
Other expense, net	(34)	(59)	(80)	(68)
Total other income, net	3,459	3,527	6,113	6,618
Loss before income taxes	(62,349)	(14,943)	(87,238)	(28,037)
Income tax provision	251	134	770	165
Net loss	$(62,600)	$(15,077)	$(88,008)	$(28,202)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	18	(3)	33	(3)
Unrealized (loss) gain on available-for-sale securities	(557)	(59)	(809)	133
Comprehensive loss	$(63,139)	$(15,139)	$(88,784)	$(28,072)

Net loss per share, basic and diluted	$(1.78)	$(6.40)	$(4.60)	$(12.05)
Weighted-average common shares outstanding, basic and diluted	35,236,214	2,356,777	19,118,049	2,340,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaport Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts) (Unaudited)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance as of December 31, 2025	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,595,342	$1	$21,262	$(114,109)	$301	$(92,545)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,569	—	—	2,569
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(252)	(252)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	—	—	—	—	(25,408)	—	(25,408)
Balance as of March 31, 2026	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,595,342	$1	$23,831	$(139,517)	$64	$(115,621)
Conversion of convertible preferred stock to common stock upon closing of the initial public offering	(40,000,000)	—	(26,342,102)	(99,757)	(47,578,934)	(225,571)	36,272,475	3	325,325	—	—	325,328
Issuance of common stock from initial public offering, net of issuance costs of $21.7 million	—	—	—	—	—	—	14,446,658	1	238,363	—	—	238,364
Stock option exercises	—	—	—	—	—	—	216,075	—	807	—	—	807
Stock-based compensation expense	—	—	—	—	—	—	—	—	36,863	—	—	36,863
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(557)	(557)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	-	—	18	18
Net loss	—	—	—	—	—	—	—	—	—	(62,600)	—	(62,600)
Balance as of June 30, 2026	—	$—	—	$—	—	$—	53,530,550	$5	$625,189	$(202,117)	$(475)	$422,602

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit
Balance as of December 31, 2024	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,594,960	$1	$14,378	$(39,228)	$—	$(24,849)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,619	—	—	1,619
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	—	—	192	192
Net loss	—	—	—	—	—	—	—	—	—	(13,125)	—	(13,125)
Balance as of March 31, 2025	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,594,960	$1	$15,997	$(52,353)	$192	$(36,163)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,756	—	—	1,756
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(59)	(59)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	-	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	(15,077)	—	(15,077)
Balance as of June 30, 2025	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,594,960	$1	$17,753	$(67,430)	$130	$(49,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaport Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(88,008)	$(28,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	39,432	3,375
Depreciation expense	52	77
Amortization of operating lease right-of-use assets	656	592
Net amortization of premiums and discounts on investments	(582)	(2,019)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(433)	(5,494)
Other non-current assets	-	(1,191)
Accounts payable	3,690	(2,604)
Related party payable	(7)	(283)
Accrued expenses and other current liabilities	(461)	709
Operating lease liability	(652)	(490)
Net cash used in operating activities	(46,313)	(35,530)
Investing activities
Purchases of investments	(300,652)	(304,171)
Proceeds from maturities of investments	125,000	77,500
Purchases of property and equipment	—	(323)
Net cash used in investing activities	(175,652)	(226,994)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions and deferred offering costs	239,338	—
Proceeds from exercise of stock options	807	—
Net cash provided by financing activities	240,145	—
Effect of exchange rates on cash and cash equivalents	1	—
Net increase (decrease) in cash and cash equivalents	18,181	(262,524)
Cash, cash equivalents, and restricted cash, beginning of period	46,496	309,553
Cash, cash equivalents, and restricted cash, end of period	$64,677	$47,029

Supplemental disclosure of non-cash operating, financing, and investing information:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$584	$1,114
Deferred offering costs included in accounts payable and accrued expenses	$97	$—

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

The Company is also advancing Glyph2BLSD (Glyph 2-bromo-LSD), a Glyphed oral prodrug of the non-hallucinogenic LSD analog 2-bromo-LSD, in preclinical studies for neuropsychiatric and headache disorders with significant unmet need.

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

Reverse stock split

On April 24, 2026, in anticipation of the Company's initial public offering ("IPO"), the Company effected a 1-for-3.1407 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios of each series of the Company’s convertible preferred stock. The par value and authorized number of shares of common stock and convertible preferred stock were not adjusted as a result. All share and per share amounts for all periods presented in these condensed consolidated financial statements and notes have been adjusted retroactively, where applicable, to reflect the effect of the reverse stock split.

Initial public offering

During the second quarter of 2026, the Company completed its IPO, in which the Company sold an aggregate of 14,446,658 shares of its common stock at a public offering price of $18.00 per share resulting in aggregate net proceeds of approximately $238.4 million, after deducting underwriting discounts, commissions and other offering expenses.

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

Since inception, the Company has incurred significant operating losses. During the six months ended June 30, 2026 and 2025, the Company had a net loss of $88.0 million and $28.2 million, respectively. As of June 30, 2026, the Company had an accumulated deficit of $202.1 million. The Company has not generated any revenue from product sales and does not expect to generate revenue from sales of products in the near term, if at all. The Company expects to incur significant expenses and operating losses for the foreseeable future as it advances its product candidates into and through clinical development and continues to develop additional product candidates. As such, the Company expects research and development and general and administrative costs to continue to increase significantly, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations, or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition, and results of operations.

Prior to the Company's initial public offering, the Company funded its operations with the aggregate gross proceeds of $326.1 million from the Series A and Series B Financings. The Company believes that its existing cash, cash equivalents and investments of $427.3 million as of June 30, 2026, will be sufficient to allow the Company to fund operations at least twelve months from the date these condensed consolidated financial statements are issued.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements for the year ended December 31, 2025 and notes thereto, included in the Company’s IPO final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 1, 2026.

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of convertible preferred stock and stockholders' deficit and condensed for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 2025 and 2024 audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company's condensed consolidated financial statements as of June 30, 2026. The results for the six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other subsequent period.

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

The following table summarizes the Company’s cash, cash equivalents, and restricted cash (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$64,223	$46,042
Restricted cash within other non-current assets	454	454
Total cash, cash equivalents, and restricted cash per the condensed consolidated statements of cash flows	$64,677	$46,496

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned or delayed the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. Upon closing of the Company’s IPO in May 2026, capitalized deferred offering costs of $3.5 million were reclassified within stockholders' equity (deficit) and recorded against the proceeds from the offering. The Company recorded deferred offering costs of zero and $1.2 million within other non-current assets as of June 30, 2026 and December 31, 2025.

Government Grants

The Company accounts for government awards under ASC 832, Government Assistance. For awards related to income, the Company recognizes grant income when it is probable that the conditions attached to the grant will be satisfied and the grant will be received. The Company elects an accounting policy for the presentation of grant income based on the nature of the underlying government assistance, which it applies consistently to grants of a similar nature.

Net Loss per Share

The Company applies the two-class method when computing net loss per share attributable to common stockholders as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the undistributed earnings as if all income (loss) for the period had been distributed. The Company considers its convertible preferred stock, prior to conversion upon the Company's IPO, to be participating securities as, in the event a dividend was paid on common stock, the holders of convertible preferred stock would have been entitled to receive dividends on a basis consistent with the common stockholders. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid research and development	$1,755	$3,026
Interest receivable	2,723	1,733
Australia research and development tax credit receivable	2,136	1,296
Prepaid other	2,252	1,192
Prepaid expenses and other current assets	$8,866	$7,247

4. FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the financial assets, and liabilities carried at fair value on a recurring basis (in thousands):

	June 30, 2026
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$48,843	$48,843	$—	$—
U.S. treasuries with original maturities less than 90 days	14,969	—	14,969	—
Investments:
United States treasuries	363,037	—	363,037	—
Total financial assets	$426,849	$48,843	$378,006	$—

	December 31, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$45,710	$45,710	$—	$—
Investments:
United States treasuries	187,611	—	187,611	—
Total financial assets	$233,321	$45,710	$187,611	$—

As of June 30, 2026 and December 31, 2025, the Company’s cash equivalents consisted of money market funds which are classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment and United States treasuries with original maturities less than 90 days, which are classified as Level 2 financial assets.

As of June 30, 2026 and December 31, 2025, the Company's investments consisted of United States treasuries, which are classified as Level 2 financial assets. The Company estimates the fair value of the investments by taking into consideration valuations obtained from third-party pricing sources. As of June 30, 2026 and December 31, 2025, the Company had no financial liabilities that required fair value measurement. As of June 30, 2026, there were no securities in an unrealized loss position for more than twelve months.

During the three and six months ended June 30, 2026 and 2025, there were no transfers or reclassifications between fair value measurement levels of assets. The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate fair value due to their short-term nature.

5. INVESTMENTS

The following table summarizes the Company’s investments held (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Cash equivalents:
United States treasuries	$14,970	$—	$(1)	$14,969
Short-term investments:
United States treasuries	209,557	—	(471)	209,086
Long-term investments:
United States treasuries	154,289	—	(338)	153,951
Total financial assets	$378,816	$—	$(810)	$378,006

	December 31, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Short-term investments:
United States treasuries	$169,662	$279	$—	$169,941
Long-term investments:
United States treasuries	17,639	31	—	17,670
Total financial assets	$187,301	$310	$—	$187,611

As of June 30, 2026, the Company’s investments were in net unrealized loss position of $0.8 million. These amounts are included in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. The Company determined that there was no material credit risk associated with its investments as of June 30, 2026. As of June 30, 2026, the Company’s investments had remaining maturities of two years or less.

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

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Lab equipment	$944	$943
Leasehold improvements	432	432
Furniture and fixtures	25	26
Total	1,401	1,401
Less: Accumulated depreciation	(1,041)	(989)
Property and equipment, net	$360	$412

Depreciation expense was $52 thousand and $77 thousand for the six months ended June 30, 2026 and 2025, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development expense	$2,980	$2,639
Accrued personnel and bonus expense	3,072	5,192
Accrued professional and legal fees	555	260
Accrued other	1,751	1,040
Accrued expenses and other current liabilities	$8,358	$9,131

8. LICENSE and collaboration AGREEMENTS

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

Prior to the formation of the Company, PureTech paid $0.2 million in development milestones under the Monash License Agreement. Since the formation of the Company, the Company paid $0.1 million in development milestones under the agreement. No milestones were paid by the Company under the Monash License Agreement during the three and six months ended June 30, 2026 and 2025.

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

Payments under the Award Agreement are fixed and are earned upon the achievement of defined milestones. As of June 30, 2026, the Company earned $22 thousand on milestone achievement. During the three and six months ended June 30, 2026, the Company recognized $0.1 million under the Award Agreement as a reduction of research and development expense and recorded an unbilled receivable of $0.1 million in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

9. CONVERTIBLE PREFERRED STOCK

The Company has issued Series A-1 convertible preferred stock, or the Series A-1 Preferred Stock, Series A-2 convertible preferred stock, or the Series A-2 Preferred Stock, and Series B convertible preferred stock, or the Series B Preferred Stock, and collectively with the Series A-1 Preferred Stock and Series A-2 Preferred Stock, the Preferred Stock.

Immediately prior to the closing of the Company’s IPO on May 1, 2026, pursuant to the reverse stock split and a proportional adjustment to the existing conversion ratios of each series of the Company’s preferred stock as discussed further below, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 36,272,475 shares of common stock.

In connection with the closing of the IPO, the Company's certificate of incorporation was amended and restated to authorize 10,000,000 undesignated shares of preferred stock, par value $0.0001 per share. There are no shares of undesignated preferred stock outstanding.

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

As of December 31, 2025, Preferred Stock consisted of the following (in thousands, except share and per share amounts):

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

As of December 31, 2025 the holders of the Preferred Stock had the following rights and preferences:

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

10. COMMON STOCK

The voting, dividend, and liquidation rights of the holders of the Company’s common stock were, prior to the conversion of all outstanding preferred shares into common stock upon the Company's IPO, subject to and qualified by the rights, powers, and preferences of the holders of the Preferred Stock set forth above. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors (the "Board"). As of June 30, 2026, no dividends have been declared or paid.

As of June 30, 2026, the Company had authorized 500,000,000 shares of voting common stock and 200,000,000 shares of non-voting common stock, par value $0.0001 per share, of which 53,530,550 voting common stock were issued and outstanding. There are no shares of non-voting common stock outstanding.

11. STOCK-BASED COMPENSATION

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan, as amended (the “2024 Plan”), provided for the Company to sell or issue common stock or restricted common stock, and other awards as determined by the Board could be granted to employees, non-employees and directors of the Company. As of the effective date of the 2026 Equity Incentive Plan (the “2026 Plan”), and as of June 30, 2026, there were no shares remaining available for future issuance under the 2024 Plan. Any options or other awards outstanding under the 2024 Plan remain outstanding and effective. The remaining shares reserved for issuance under the 2024 Plan ceased to be available for issuance at the time that the 2026 Plan became effective.

Subsequent to the effectiveness of the 2026 Plan, the shares of common stock underlying any awards under the 2024 Plan that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) and shares withheld upon exercise of an option or settlement of an award to cover the exercise price or tax withholding will be added to the shares of common stock available for issuance under the 2026 Plan.

2026 Equity Incentive Plans

In January 2026, the Board and the Company's stockholders adopted and approved the 2026 Plan, which became effective on the date that the registration statement on Form S-1 for the Company's IPO was declared effective by the SEC. The 2026 Plan initially reserved 6,020,000 shares of common stock for future issuances and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 Plan. The shares reserved for future issuance under the 2024 Plan ceased to be available for issuance at the time the 2026 Plan became effective. Any shares underlying outstanding stock awards granted under the 2024 Plan that subsequently expire or are repurchased, forfeited, cancelled, or withheld will return to the 2026 Plan and be reserved and available for issuance. On the effective date of the Company's registration statement, as previously disclosed, the Company granted 2,477,978 fully vested equity awards under the 2026 Plan to an executive officer and a director pursuant to provisions designed to maintain their aggregate ownership at 12.5%, and recognized $32.2 million of non-cash stock-based compensation expense related to these awards. These ownership maintenance provisions expired upon effectiveness of the registration statement, and no additional awards will be granted pursuant to them. In addition, the Company's IPO triggered the accelerated vesting of 687,816 equity awards held by an executive officer and a director that were originally granted under the 2024 Plan, resulting in the recognition of $2.1 million of non-cash stock-based compensation expense.

In April 2026, the Board and the Company's stockholders adopted and approved the 2026 Employee Stock Purchase Plan (the "2026 ESPP"), which became effective the date that the registration statement on Form S-1 for the Company's IPO was declared effective by the SEC. The 2026 ESPP initially reserved 510,000 shares of common stock for future issuance and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 ESPP. As of June 30, 2026, the Company has issued no shares under the 2026 ESPP.

The vesting periods for stock options issued under the plans generally vest over four years with a one-year cliff and equal monthly installments thereafter and may be subject to accelerated vesting. Performance-based options vest in three annual installments that are contingent upon the achievement of the Company’s annual goals.

Stock Option Activity

The following is a summary of the Company’s stock option award activity under the 2024 Plan and 2026 Plan during the six months ended June 30, 2026:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	8,569,619	$4.60	8.67	$28,669
Granted	4,211,692	16.05	—	—
Exercised	(216,075)	3.74	—	1,421
Forfeited	(331,437)	5.10	—	—
Expired		—	—	—
Outstanding at June 30, 2026	12,233,799	$8.55	8.60	$161,146
Vested and expected to vest at June 30, 2026	12,233,799	$8.55	8.60	$161,146
Exercisable at June 30, 2026	8,576,419	$8.44	8.47	$113,853

The table above excludes 152,514 of the 228,770 performance-based options which have an exercise price of $7.39 per share, that were approved to be issued by the Company’s Board of Directors in December 2024, but have not yet been deemed granted from an accounting perspective as of June 30, 2026. During the six months ended June 30, 2026, 76,256 of these performance-based options were determined to be granted from an accounting perspective and the company recorded stock compensation expense of $0.6 million.

The Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options issued under the plans on each grant date. The following table presents the ranges of assumptions used by the Company in the Black-Scholes option-pricing model during the six months ended June 30, 2026 and 2025:

	June 30,
	2026	2025
Expected term (in years)	5.00 - 6.11 years	5.19 - 6.08 years
Risk-free interest rate	3.59% - 4.08%	3.93% - 4.39%
Volatility	90.36% - 94.23%	89.40% - 91.63%
Dividend yield	0.00%	0.00%

The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $11.88 and $5.66 per share, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the fair value of the Company’s common stock as of each period end or exercise date.

As of June 30, 2026, there was $24.6 million in unrecognized stock-based compensation expense associated with issued and outstanding service-based stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

2024 Plan Restricted Stock Awards

The Company has granted restricted stock awards to certain members of the Company’s Board of Directors and Chief Executive Officer. Of the total 1,990,001 restricted stock awards granted: (i) 796,000 have service-based vesting in equal monthly installments over a three-year period, of which 50% of the unvested amount was subject to accelerated vesting upon the close of the Series B Financing and 50% of any unvested amounts is subject to future acceleration upon the close of an initial public offering; and (ii) 1,194,001 have performance based vesting which vested in full upon the close of the Series B Financing. The company completed its IPO in May 2026, upon which all unvested restricted stock awards vested in full.

The following is a summary of the Company’s restricted stock award activity during the six months ended June 30, 2026:

	Number of Units	Weighted- Average Fair Value
Unvested at December 31, 2025	154,778	$3.05
Vested	(154,778)	3.05
Unvested at June 30, 2026	—	$—

No restricted stock awards were granted during the six months ended June 30, 2026 and 2025. The total fair value of the restricted stock awards that vested during the six months ended June 30, 2026 and 2025 was $0.5 million and $0.1 million, respectively. The total stock-based compensation associated with the restricted stock awards was $0.1 million and $0.5 million during the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.1 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there was no unrecognized stock-based compensation expense associated with issued and outstanding restricted stock awards.

Stock-Based Compensation Expense

The following table represents stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$898	$589	$1,789	$1,086
General and administrative	35,965	1,167	37,643	2,289
Stock-based compensation expense	$36,863	$1,756	$39,432	$3,375

12. INCOME TAXES

The Company's effective tax rates were (0.4)% and (0.9)% for the three and six months ended June 30, 2026, respectively; and

(0.9)% and (0.6)% for the three and six months ended June 30, 2025, respectively. The effective tax rate in 2026 differs from 2025 primarily due to tax expense recorded in Australia. The income tax provision and effective tax rate are driven primarily by a valuation allowance in the United States, partially offset by income tax expense recorded for Australian operations. The Australian subsidiary is profitable due to its research and development tax credit and transfer pricing agreement with Seaport Therapeutics, Inc. and is subject to income tax expense.

The Company maintains a valuation allowance on the majority of its deferred tax assets, and it has concluded that it is more likely than not that the deferred assets will not be utilized.

13. LEASES

In October 2024, the Company entered into an operating lease for office space in Boston, Massachusetts, which commenced in December 2024 and has an initial lease term that continues through October 20, 2030, with no options to extend. In conjunction with entering into the lease, the Company paid a security deposit of $0.2 million in the form of a letter of credit, which is recorded as restricted cash within other non-current assets on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

In December 2024, the Company entered into a laboratory lease agreement with a third party for lab space located in Boston, Massachusetts. The lease commenced in January 2025 and was for an initial term of 24 months from the commencement date. In March 2026, the Company exercised its option to extend the lease for an additional 12 months. The modification resulted in an increase to the operating lease right of use asset and lease liability of $0.6 million.

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

License and Other Agreements

The Company is obligated to make fixed and contingent payments under the Asset Transfer Agreement and Monash License Agreement, See Note 8—License and Collaboration Agreements, for further disclosure of the Monash license agreement.

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

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all members of the board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 and for the six months ended June 30, 2026 and 2025.

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

The following table presents certain significant segment expenses that are regularly provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
GlyphAllo direct research and development expenses	$12,796	$4,751	$21,093	$8,060
GlyphAgo direct research and development expenses	3,478	2,011	9,972	3,971
Glyph2BLSD direct research and development expenses	1,617	1,552	2,199	2,448
Preclinical and early discovery assets	1,411	967	2,354	1,790
Personnel-related (including non-cash stock-based compensation expense of $0.9 million and $0.6 million for three months ended June 30, 2026 and 2025, respectively and $1.8 million and $1.1 million for six months ended June 30, 2026 and 2025, respectively)	4,732	3,715	9,331	6,870
Other indirect research and development expenses	585	413	1,100	805
Total research and development expenses	24,619	13,409	46,049	23,944
General and administrative expenses:
Personnel-related (including non-cash stock-based compensation expense of $36.0 million and $1.2 million for three months ended June 30, 2026 and 2025, respectively and $37.6 million and $2.3 million for six months ended June 30, 2026 and 2025, respectively)	38,168	3,239	42,292	6,262
Other general and administrative expenses(1)	3,021	1,822	5,010	4,449
Total general and administrative expenses	41,189	5,061	47,302	10,711
Other segment items(2)	(3,208)	(3,393)	(5,343)	(6,453)
Net loss	$62,600	$15,077	$88,008	$28,202

(1)
Other general and administrative expenses include professional fees, facilities, depreciation, IT, and other expenses.
(2)
Other segment items include interest income, net, research and development tax credit, income tax provision, and other expense, net.

16. Net Loss per Share

Under the two-class method, basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. The net loss available to common stockholders was not allocated to the Preferred Stock as the holders did not have a contractual obligation to share in losses. Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2026 and 2025, presented since the effects of any potentially dilutive securities, would be antidilutive given the net loss of the Company.

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(62,600)	$(15,077)	$(88,008)	$(28,202)
Net loss per share, basic and diluted	$(1.78)	$(6.40)	$(4.60)	$(12.05)
Weighted-average shares outstanding, basic and diluted	35,236,214	2,356,777	19,118,049	2,340,431

For accounting purposes, the computation of basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2026, excludes all shares of unvested restricted common stock as such shares are not considered outstanding. See Note 11—Stock-Based Compensation, for more information.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options to purchase common stock (1)	12,233,799	8,566,646	12,233,799	8,566,646
Unvested restricted stock awards	-	221,111	-	221,111
Series A-1 Preferred Stock (as converted to common stock)	-	12,736,014	-	12,736,014
Series A-2 Preferred Stock (as converted to common stock)	-	8,387,331	-	8,387,331
Series B Preferred Stock (as converted to common stock)	-	15,149,130	-	15,149,130
Total	12,233,799	45,060,232	12,233,799	45,060,232

(1)
The table above excludes the performance-based options that have not been deemed granted from an accounting perspective. See Note 11—Stock-Based Compensation, for more information.

17. RELATED PARTIES

During the six months ended June 30, 2026, the Company incurred immaterial expenses from PureTech under the transition services agreement, or the TSA, related to general and administrative expenses. During the six months ended June 30, 2025, the Company incurred $0.3 million of expenses from PureTech under the TSA, primarily related to research and development expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our final prospectus for our initial public offering ("IPO") filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on May 1, 2026 (the “IPO Prospectus”). References to the "Company," “Seaport,” "Seaport Therapeutics," “we,” “our,” “us,” or similar terms refer to Seaport Therapeutics, Inc. and its wholly owned subsidiaries, or either or all of them as the context may require. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, strategies, objectives, expectations, intentions, and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

Our lead product candidate, GlyphAllo ("Glyph Allopregnanolone"), is a novel, Glyphed oral prodrug of allopregnanolone, an endogenous molecule that has been clinically validated in two third-party trials in the United States for the treatment of postpartum depression, or PPD, a form of major depressive disorder, or MDD, as a rapidly acting antidepressant with anxiolytic and sleep-promoting effects. We have initiated the Phase 2b BUOY-1 trial in patients with MDD with or without anxious distress and anticipate topline data in the first half of 2027. We continue to advance a Phase 1 driving simulation trial of GlyphAllo, with topline data expected in the second half of 2026, in advance of the expected topline readout of the BUOY-1 trial.

Our second product candidate, GlyphAgo ("Glyph Agomelatine"), is a novel, Glyphed oral prodrug of agomelatine, a clinically validated anxiolytic and antidepressant that is approved for the treatment of generalized anxiety disorder, or GAD, in Australia and MDD in Australia and the European Union, or EU. In April 2026, we reported topline data from the single-ascending dose, or SAD, and crossover portions of our Phase 1 proof-of-concept clinical trial for GlyphAgo. In the head-to-head crossover portion of the trial, GlyphAgo demonstrated a 6.8-fold increase in bioavailability of agomelatine compared to unmodified orally administered agomelatine, and showed significantly lower (10-fold) pharmacokinetic variability compared to unmodified agomelatine. In the SAD portion of the trial, GlyphAgo demonstrated a 9.6 to 14.5-fold increase in dose-normalized exposure compared to agomelatine. GlyphAgo was well-tolerated and no liver-related adverse events were observed. In June 2026, we reported topline data from the multiple-ascending dose, or MAD, portion of the trial, which showed that seven-day dosing of GlyphAgo achieved therapeutic exposures of agomelatine at doses projected to avoid liver enzyme elevations and reduce or eliminate the need for liver function testing, and demonstrated favorable safety and tolerability, with no liver-related adverse events observed. We plan to initiate a Phase 2a proof-of-pharmacology trial designed to evaluate the potential sleep benefit of GlyphAgo in patients with GAD and sleep disturbance in the second half of 2026, with topline data expected in early 2028 and, in parallel, initiate a Phase 2b trial designed to evaluate the efficacy and safety of GlyphAgo in patients with GAD in the first half of 2027, with topline data expected by the end of 2028.

We are also advancing Glyph2BLSD (Glyph 2-bromo-LSD), a novel, Glyphed oral prodrug of the non-hallucinogenic LSD analog 2-bromo-LSD, in preclinical studies for neuropsychiatric and headache disorders with significant unmet need.

We have devoted substantially all of our efforts to organizing and staffing our company, business planning, capital raising, research and development activities, building and strengthening our intellectual property portfolio, and providing general and administrative support for these operations. We have funded our operations with proceeds from the issuance and sale of convertible preferred stock, including the $100.1 million gross proceeds we received in April 2024 from our Series A-2 Financing and the $226.0 million gross proceeds we received in October 2024 from our Series B Financing. During the second quarter of 2026, we completed our IPO, in which we sold an aggregate 14,446,658 shares of our common stock at a public offering price of $18.00 per share, resulting in aggregate net proceeds of approximately $238.4 million, after deducting underwriting discounts, commissions and other offering expenses.

We have incurred significant operating losses since the inception of our business and expect to continue to generate operating losses for the foreseeable future, and expect that our expenses and operating losses will continue to increase substantially. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of any product candidates we may develop. During the six months ended June 30, 2026 and 2025, we had a net loss of $88.0 million and $28.2 million, respectively. As of June 30, 2026, we had an accumulated deficit of $202.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies and planned clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2026, we had cash, cash equivalents and investments of $427.3 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2029.

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

Due to the inherently unpredictable nature of preclinical and clinical development, we do not allocate all of our internal research and development expenses on a program-by-program basis as these expenses primarily relate to personnel and other overhead costs that are deployed across multiple programs under development. Our research and development expenses also include external costs, which we do track on a program-by-program basis following the program’s nomination as a product candidate. We began tracking such external costs upon the nomination for GlyphAllo in 2020, GlyphAgo in 2023, and Glyph2BLSD in 2024.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our current and any future product candidates into and through clinical development and as we continue to develop additional product candidates.

General and Administrative Expenses

General and administrative expenses consist of salaries and personnel-related costs, including stock-based compensation expense, for our personnel in executive, business development, legal, finance and accounting, human resources and other administrative functions, consulting fees, facility costs not otherwise included in R&D expenses, fees paid for accounting and tax services, insurance expenses, costs to maintain compliance as a public company and legal costs consisting of general corporate legal fees and patent legal fees.

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

Provision for Income Taxes

Provision for income taxes consists of United States federal and state income taxes in jurisdictions in which we conduct business and foreign income taxes related to our Australian subsidiary. The provision for income taxes is based on our taxable income in Australia. Our loss before income taxes is adjusted for permanent and temporary tax differences, primarily related to capitalized non-U.S. research and development expenses, resulting in taxable income or loss. We have no benefit (losses) recorded in the U.S. as we have recorded a full valuation allowance of our U.S. deferred tax asset position as of June 30, 2026 and 2025 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Operating expenses:
Research and development (including non-cash stock-based compensation expense of $0.9 million and $0.6 million for three months ended June 30, 2026 and 2025, respectively)	$24,619	$13,409	$11,210
General and administrative (including non-cash stock-based compensation expense of $36.0 million and $1.2 million for three months ended June 30, 2026 and 2025, respectively)	41,189	5,061	36,128
Total operating expenses	65,808	18,470	47,338
Loss from operations	(65,808)	(18,470)	$(47,338)
Other income (expense), net	3,257	2,976	$281
Other income, net	202	551	$(349)
Total other income, net	3,459	3,527	(68)
Loss before income taxes	(62,349)	(14,943)	$(47,406)
Income tax provision	251	134	$117
Net loss	$(62,600)	$(15,077)	$(47,523)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Direct costs:
GlyphAllo	$12,796	$4,751	$8,045
GlyphAgo	3,478	2,011	1,467
Glyph2BLSD	1,617	1,552	65
Preclinical and early discovery assets	1,411	967	444
Indirect costs:
Employee compensation (excluding non-cash stock-based compensation)	3,834	3,126	708
Stock-based compensation (non-cash)	898	589	309
Other research and development	585	413	172
Total research and development expenses	$24,619	$13,409	$11,210

Research and development expenses increased by $11.2 million from $13.4 million for the three months ended June 30, 2025 to $24.6 million for the three months ended June 30, 2026. The increase in research and development expenses was primarily attributable to:

•
$8.0 million of increased costs associated with our lead program GlyphAllo, which was primarily due to the advancement of our Phase 2b BUOY-1 trial which commenced in July 2025 and other supporting clinical studies;
•
$1.5 million of increased costs associated with our GlyphAgo program, which was primarily due to our Phase 1 trial, for which we announced dosing of the first participant in September 2025 and completed the study in the second quarter of 2026, and other development activities as we advance the program;
•
$0.1 million of increased costs associated with our Glyph2BLSD program due to timing of our development activities;
•
$0.4 million of increased costs associated with advancing our preclinical and early discovery assets;
•
$0.7 million of increased costs associated with employee compensation primarily due to increased headcount to support our research and development operations and salary adjustments; and

•
$0.3 million of increased costs associated with non-cash stock-based compensation costs primarily due to additional equity grants issued under our 2024 and 2026 Equity Plan.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Employee compensation (excluding non-cash stock-based compensation)	$2,203	$2,072	$131
Stock-based compensation (non-cash)	35,965	1,167	34,798
Professional fees	1,953	1,031	922
Facilities, depreciation, IT, and other	1,068	791	277
Total general and administrative expenses	$41,189	$5,061	$36,128

General and administrative expenses increased by $36.1 million from $5.1 million for the three months ended June 30, 2025 to $41.2 million for the three months ended June 30, 2026. The increase in general and administrative expenses was primarily attributable to:

•
$34.8 million of increased costs associated with non-cash stock-based compensation primarily due to fully vested awards issued and awards accelerated upon the successful completion of the IPO, as described in previous SEC filings, and additional equity grants issued under our 2024 and 2026 Equity Plans;
•
$0.9 million of increased professional fees primarily due to higher audit, legal, and consulting fees as a result of operating as a public company;
•
$0.3 million of increased facilities, depreciation, IT, and other costs primarily due to increased public company directors and officers insurance costs; and
•
$0.1 million of increased employee compensation due to salary adjustments.

Other Income, Net

Other income, net, decreased by $0.1 million from $3.5 million for the three months ended June 30, 2025 to $3.5 million for the three months ended June 30, 2026. The decrease in other income, net was primarily attributed to an increase in interest income on our investments and cash equivalents due to the investment of funds received from our IPO in May 2026, offset by a decrease in our research and development tax credit from our qualifying research and development spend in Australia.

Income tax provision

Income tax provision increased by $0.1 million from $0.1 million for the three months ended June 30, 2025 to $0.3 million for the three months ended June 30, 2026. The increase in the income tax provision was attributed to foreign income taxes related to our Australian subsidiary primarily as a result of our research and development tax credit and transfer pricing agreement with Seaport Therapeutics, Inc.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Operating expenses:
Research and development (including non-cash stock-based compensation expense of $1.8 million and $1.1 million for six months ended June 30, 2026 and 2025, respectively)	$46,049	$23,944	$22,105
General and administrative (including non-cash stock-based compensation expense of $37.6 million and $2.3 million for six months ended June 30, 2026 and 2025, respectively)	47,302	10,711	36,591
Total operating expenses	93,351	34,655	58,696
Loss from operations	(93,351)	(34,655)	$(58,696)
Other income (expense), net	5,390	6,076	$(686)
Other income, net	723	542	$181
Total other income, net	6,113	6,618	(505)
Loss before income taxes	(87,238)	(28,037)	$(59,201)
Income tax provision	770	165	$605
Net loss	$(88,008)	$(28,202)	$(59,806)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Direct costs:
GlyphAllo	$21,093	$8,060	$13,033
GlyphAgo	9,972	3,971	6,001
Glyph2BLSD	2,199	2,448	(249)
Preclinical and early discovery assets	2,354	1,790	564
Indirect costs:
Employee compensation (excluding non-cash stock-based compensation)	7,542	5,784	1,758
Stock-based compensation (non-cash)	1,789	1,086	703
Other research and development	1,100	805	295
Total research and development expenses	$46,049	$23,944	$22,105

Research and development expenses increased by $22.1 million from $23.9 million for the six months ended June 30, 2025 to $46.0 million for the six months ended June 30, 2026. The increase in research and development expenses was primarily attributable to:

•
$13.0 million of increased costs associated with our lead program GlyphAllo, which was primarily due to advancement of our Phase 2b BUOY-1 trial which commenced in July 2025 and other supporting clinical studies;
•
$6.0 million of increased costs associated with our GlyphAgo program, which was primarily due to our Phase 1 trial, for which we announced dosing of the first participant in September 2025 and completed the study in the second quarter of 2026, and other development activities as we advance the program;
•
$0.6 million of increased costs associated with advancing our preclinical and early discovery assets;
•
$1.8 million of increased costs associated with employee compensation primarily due to increased headcount to support our research and development operations and salary adjustments; and
•
$0.7 million of increased costs associated with non-cash stock-based compensation costs primarily due to additional equity grants issued under our 2024 and 2026 Equity Plans.

These increase were partially offset by:

•
$0.2 million of decreased costs associated with our Glyph2BLSD program due to timing of our development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Employee compensation (excluding non-cash stock-based compensation)	$4,649	$3,973	$676
Stock-based compensation (non-cash)	37,643	2,289	35,354
Professional fees	3,155	2,915	240
Facilities, depreciation, IT, and other	1,855	1,534	321
Total general and administrative expenses	$47,302	$10,711	$36,591

General and administrative expenses increased by $36.6 million from $10.7 million for the six months ended June 30, 2025 to $47.3 million for the six months ended June 30, 2026. The increase in general and administrative expenses was primarily attributable to:

•
$35.4 million of increased costs associated with non-cash stock-based compensation costs primarily due to fully vested awards issued and awards accelerated upon the successful completion of the IPO, as described in previous SEC filings, and additional equity grants issued under our 2024 and 2026 Equity Plans;
•
$0.7 million of increased employee compensation due to salary adjustments;
•
$0.3 million of increased facilities, depreciation, IT, and other costs primarily due to increased public company directors and officers insurance costs; and
•
$0.2 million of increased professional fees primarily due to higher audit, consulting, and board of director fees as a result of operating as a public company.

Other Income, Net

Other income, net decreased by $0.5 million from $6.6 million for the six months ended June 30, 2025 to $6.1 million for the six months ended June 30, 2026. The decrease in other income, net was primarily attributed to decrease in interest income on our investments and cash equivalents due to the amount of funds invested in interest bearing accounts, offset by an increase in our research and development tax credit as a result of qualifying research and development spend in Australia.

Income tax provision

Income tax provision increased by $0.6 million from $0.2 million for the six months ended June 30, 2025 to $0.8 million for the six months ended June 30, 2026. The increase in the income tax provision was attributed to foreign income taxes related to our Australian subsidiary primarily as a result of our research and development tax credit and transfer pricing agreement with Seaport Therapeutics, Inc.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. During the six months ended June 30, 2026 and 2025, we had a net loss of $88.0 million and $28.2 million, respectively. As of June 30, 2026, we had an accumulated deficit of $202.1 million. We have not generated any revenue from product sales and we do not expect to generate revenue from sales of products in the near term, if at all. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates into and through clinical development and as we continue to develop additional product candidates. As such, we expect our research and development and general and administrative costs to continue to increase significantly, including the costs associated with operating as a public company.

To date we have funded our operations with the aggregate gross proceeds of $326.1 million from the Series A and Series B Financings and aggregate net proceeds of $238.4 million from the sale of shares of common stock in our IPO, after deducting underwriting discounts, commissions and other offering expenses. As of June 30, 2026, we had cash, cash equivalents and investments of $427.3 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2029.

Cash Flows

The following table provides information regarding our cash flows for the period presented (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash used in operating activities	$(46,313)	$(35,530)	$(10,783)
Net cash used in investing activities	(175,652)	(226,994)	51,342
Net cash provided by financing activities	240,145	—	240,145
Effect of exchange rate changes on cash and cash equivalents(1)	1	—	1
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,181	$(262,524)	$280,705

(1)
Our balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net Cash Used in Operating Activities

Net cash used in operating activities was $46.3 million for the six months ended June 30, 2026 and $35.5 million for the six months ended June 30, 2025, respectively. Cash used in operating activities increased by $10.8 million due to an increase in our operating expenses for the six months ended June 30, 2026, offset by changes in operating assets and liabilities including an increase in our accounts payables balance due to timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $175.7 million for the six months ended June 30, 2026, compared to $227.0 million for the six months ended June 30, 2025. Cash used in investing activities decreased by $51.3 million, driven by lower purchases of U.S. Treasury securities for the six months ended June 30, 2026, as the amount of IPO net proceeds invested was less than our initial investment purchases for the six months ended June 30, 2025. The decrease also reflects higher maturities of investments for the six months ended June 30, 2026, the proceeds of which were used to fund operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $240.1 million for the six months ended June 30, 2026, primarily consisting of net proceeds from our IPO. There were no cash flows from financing activities for the six months ended June 30, 2025.

Future Funding Requirements

As of June 30, 2026, we had cash, cash equivalents and investments of $427.3 million. Based upon our current operating plans, we believe our cash, cash equivalents and investments as of June 30, 2026, will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

As of June 30, 2026, the first two development milestones under the Monash License Agreement, totaling $0.2 million, had been achieved and were paid by PureTech, as they occurred prior to our formation. We have since paid the third development milestone of $0.1 million, as well as annual maintenance fees. No other milestone payments have become due or been paid under the Monash License Agreement as of June 30, 2026.

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

In December 2024, we entered into a laboratory license with a third party for lab space located in Boston, Massachusetts. The license commenced in January 2025 and was for an initial term of 24 months from the commencement date. The aggregate payments under the full license total approximately $1.2 million. In March 2026, we exercised our option to extend the lease for an additional 12 months. The modification resulted in an increase in the aggregate payments under the full license total approximately $0.6 million.

For additional information on our contractual obligation and commitments please see Note 8—License and Collaboration Agreements and Note 14—Commitments and Contingencies.

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

Our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in our IPO prospectus. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates described under Management’s Discussion and Analysis of Critical Accounting Policies and Estimates which are included in our IPO Prospectus, except that our common stock is now publicly traded and we therefore no longer require common stock valuations.

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

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our Glyph platform. We do not know whether we will be able to develop any product candidates that succeed through clinical development or to develop products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales or collaboration arrangements to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $88.0 million and $28.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we have not yet generated product or collaboration revenue and had an accumulated deficit of $202.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The success of our product candidates will depend on several factors, including the following:

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

As of June 30, 2026, we had $427.3 million of cash, cash equivalents and investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and investments, will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including but not limited to:

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

We have never commercialized a product, and even if any of our product candidates are approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to achieve sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. The commercial success of any of our product candidates will depend significantly on the broad adoption and use of the resulting product by these individuals and organizations for approved indications. For example, Glyph2BLSD, in development for the treatment of neuropsychiatric and headache disorders with significant unmet need, is a Glyphed oral prodrug of the non-hallucinogenic neuroplastogen, 2-bromo-LSD. There has been recent interest in psychedelics in part because of their potential to demonstrate therapeutic effects in neuropsychiatric disorders. Although Glyph2BLSD is not a psychedelic, there is a risk that it will be viewed as such by investors and the public, or could be classified as such by regulatory authorities based on its final structure. Treatments containing controlled substances or drugs that have similar effects or characteristics of controlled substances may generate public controversy or unfavorable views, which could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of such types of therapeutic candidates. For more information on controlled substances, see subsection titled “—Certain of our product candidates may be regulated as controlled substances, the making, use, sale, importation, exportation, and distribution of which are subject to significant regulation by the U.S. Drug Enforcement Administration and other regulatory agencies.”

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

As of June 30, 2026, we had 58 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations over time. To manage these growth activities, we must continue to implement and improve our managerial, operational, quality, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit, and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

All shares of common stock sold in our IPO are be freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates” as defined in Rule 144 under the Securities Act. The resale of the remaining 38,029,523 shares, or 98% of our outstanding shares of common stock following our IPO, is currently prohibited or otherwise restricted, subject to certain limited exceptions, as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with the IPO. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning on the 18st day after the date of our IPO. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

If we fail to keep pace with rapidly evolving AI Technologies, especially in the medical device industry, our competitive position and business results may suffer. The introduction and use of AI Technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our reputation, as well as our business, operating results, and financial condition. For example, AI Technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading, or otherwise flawed, which could negatively impact our customers, harm our reputation and business, and expose us to liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from our Initial Public Offering

On April 30, 2026, the SEC declared effective our registration statement on Form S-1 (File No. 333-294976), as amended, or the
Registration Statement, filed in connection with our IPO. Pursuant to the Registration Statement, we registered the offer and sale of
14,160,000 shares of our common stock with a maximum aggregate offering price of approximately $237.0 million. Goldman Sachs &
Co. LLC, J.P. Morgan, Leerink Partners, Citigroup, and Stifel acted as representatives of the underwriters for the IPO. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on May 1, 2026.

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation (as currently in effect) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2026 (File No. 001-43254)).

3.2

Amended and Restated Bylaws of Seaport Therapeutics, Inc (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2026 (File No. 001-43254)).

4.1†+

Amended and Restated Investors’ Rights Agreement, by and between the Registrant and certain of its stockholders, dated as of October 18, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294976)).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-294976)).
10.1#	2026 Equity Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-294976)).
10.2#	2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-294976)).
10.3#

Form of Officer Indemnification Agreement, by and between the Registrant and executive officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294976)).

10.4#

Form of Director Indemnification Agreement, by and between the Registrant and its directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294976)).

10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294976)).
10.6#	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294976)).
10.7#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294976)).
10.8#	Compensation Recovery Policy (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294976)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

Seaport Therapeutics, Inc.

Date: August 3, 2026	By:	/s/ Daphne Zohar
Daphne Zohar
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2026	By:	/s/ Lauren White
Lauren A. White
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)