Form 10-Q
period 2026-09-30
Seaport Therapeutics, Inc.
filed 2026-11-02
CIK 2042347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 27, 2026, the registrant had 53,530,550 shares of voting common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	101
Item 3.	Defaults Upon Senior Securities	101
Item 4.	Mine Safety Disclosures	101
Item 5.	Other Information	101
Item 6.	Exhibits	102
Signatures		103

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned nonclinical studies and clinical trials, results of nonclinical studies, clinical trials, research and development costs, regulatory approvals, commercial strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

• the initiation, timing, progress and results of our current and future clinical trials, nonclinical studies, and research and development programs;

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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in "Risk Factor Summary," “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments that we may make or enter into. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

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
•
Company management continues to pursue additional financing to support future operations, however such funding may not be available on acceptable terms or at all.
•
We are substantially dependent on the success of our drug product candidates, and significant additional research and development and clinical testing will be required before we can potentially seek regulatory approval for or commercialize any of our drug product candidates.

•
Our proprietary Glyph™ platform is based on a novel approach that may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.
•
Success in nonclinical studies or early clinical trials may not be indicative of results obtained in later trials.
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
•
We rely on third parties to assist in conducting our clinical trials and nonclinical studies, manufacture our product candidates and seek to establish collaborations on product development and commercialization plans.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Seaport Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts) (Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$61,552	$46,042
Short-term investments	228,882	169,941
Prepaid expenses and other current assets	8,628	7,247
Total current assets	299,062	223,230
Property and equipment, net	333	412
Right-of-use assets - operating leases	4,410	4,813
Long-term investments	113,365	17,670
Other non-current assets	454	2,884
Total assets	$417,624	$249,009
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,814	$2,007
Related party payable	—	7
Accrued expenses and other current liabilities	9,669	9,131
Operating lease liability	1,623	1,637
Total current liabilities	17,106	12,782
Operating lease liability, net of current portion	3,063	3,444
Total liabilities	20,169	16,226
Series A-1 convertible preferred stock, par value $0.0001; zero and 40,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; zero and 40,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of zero and $4,000 as of September 30, 2026 and December 31, 2025, respectively	—	—
Series A-2 convertible preferred stock, par value $0.0001; zero and 26,342,102 shares authorized as of September 30, 2026 and December 31, 2025, respectively; zero and 26,342,102 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of zero and $100,100 as of September 30, 2026 and December 31, 2025, respectively	—	99,757
Series B convertible preferred stock, par value $0.0001; zero and 47,578,938 shares authorized as of September 30, 2026 and December 31, 2025, respectively; zero and 47,578,934 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of zero and $226,000 as of September 30, 2026 and December 31, 2025, respectively	—	225,571
Commitments and contingencies (Note 14)
Stockholders' equity (deficit)
Undesignated preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at September 30, 2026 and December 31, 2025, respectively; zero shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001; 700,000,000 and 159,070,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 53,530,550 and 2,595,342 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	1
Additional paid-in capital	627,637	21,262
Accumulated other comprehensive (loss) income	(1,676)	301
Accumulated deficit	(228,511)	(114,109)
Total stockholders' equity (deficit)	397,455	(92,545)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$417,624	$249,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaport Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development (including non-cash stock-based compensation expense of $1.0 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively and $2.7 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively)	$23,891	$20,453	$69,939	$44,395
General and administrative (including non-cash stock-based compensation expense of $1.5 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively and $39.1 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively)	6,454	4,988	53,756	15,700
Total operating expenses	30,345	25,441	123,695	60,095
Loss from operations	(30,345)	(25,441)	(123,695)	(60,095)
Other income (expense), net
Interest income, net	3,900	2,807	9,290	8,882
Research and development tax credit	165	146	968	756
Other income (expense), net	13	39	(67)	(29)
Total other income (expense), net	4,078	2,992	10,191	9,609
Loss before income taxes	(26,267)	(22,449)	(113,504)	(50,486)
Income tax provision	127	95	898	260
Net loss	$(26,394)	$(22,544)	$(114,402)	$(50,746)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	23	(3)	56	(6)
Unrealized (loss) gain on available-for-sale securities	(1,224)	99	(2,033)	232
Comprehensive loss	$(27,595)	$(22,448)	$(116,379)	$(50,520)

Net loss per share, basic and diluted	$(0.49)	$(9.43)	$(3.72)	$(21.53)
Weighted-average common shares outstanding, basic and diluted	53,530,550	2,389,888	30,714,936	2,357,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaport Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts) (Unaudited)

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance as of December 31, 2025	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,595,342	$1	$21,262	$(114,109)	$301	$(92,545)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,569	—	—	2,569
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(252)	(252)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	—	—	—	—	(25,408)	—	(25,408)
Balance as of March 31, 2026	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,595,342	$1	$23,831	$(139,517)	$64	$(115,621)
Conversion of convertible preferred stock to common stock upon closing of the initial public offering	(40,000,000)	—	(26,342,102)	(99,757)	(47,578,934)	(225,571)	36,272,475	3	325,325	—	—	325,328
Issuance of common stock from initial public offering, net of issuance costs of $21.7 million	—	—	—	—	—	—	14,446,658	1	238,363	—	—	238,364
Stock option exercises	—	—	—	—	—	—	216,075	—	807	—	—	807
Stock-based compensation expense	—	—	—	—	—	—	—	—	36,863	—	—	36,863
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(557)	(557)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	18	18
Net loss	—	—	—	—	—	—	—	—	—	(62,600)	—	(62,600)
Balance as of June 30, 2026	—	$—	—	$—	—	$—	53,530,550	$5	$625,189	$(202,117)	$(475)	$422,602
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,448	—	—	2,448
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(1,224)	(1,224)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	23	23
Net loss	—	—	—	—	—	—	—	—	—	(26,394)	—	(26,394)
Balance as of September 30, 2026	—	$—	—	$—	—	$—	53,530,550	$5	$627,637	$(228,511)	$(1,676)	$397,455

	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit
Balance as of December 31, 2024	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,594,960	$1	$14,378	$(39,228)	$—	$(24,849)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,619	—	—	1,619
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	—	—	192	192
Net loss	—	—	—	—	—	—	—	—	—	(13,125)	—	(13,125)
Balance as of March 31, 2025	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,594,960	$1	$15,997	$(52,353)	$192	$(36,163)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,756	—	—	1,756
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—	—	—	(59)	(59)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	-	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	(15,077)	—	(15,077)
Balance as of June 30, 2025	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,594,960	$1	$17,753	$(67,430)	$130	$(49,546)
Stock option exercises	—	—	—	—	—	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,785	—	—	1,785
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	—	—	99	99
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	(22,544)	—	(22,544)
Balance as of September 30, 2025	40,000,000	$—	26,342,102	$99,757	47,578,934	$225,571	2,594,960	$1	$19,539	$(89,974)	$226	$(70,208)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaport Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(114,402)	$(50,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	41,880	5,160
Depreciation expense	79	131
Amortization of operating lease right-of-use assets	987	910
Net amortization of premiums and discounts on investments	(1,130)	(2,961)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(186)	(4,485)
Other non-current assets	-	(1,191)
Accounts payable	3,802	(209)
Related party payable	(7)	(325)
Accrued expenses and other current liabilities	963	3,175
Operating lease liability	(982)	(754)
Net cash used in operating activities	(68,996)	(51,295)
Investing activities
Purchases of investments	(325,538)	(354,071)
Proceeds from maturities of investments	170,000	142,500
Purchases of property and equipment	—	(331)
Net cash used in investing activities	(155,538)	(211,902)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions and deferred offering costs	239,241	—
Proceeds from exercise of stock options	807	1
Net cash provided by financing activities	240,048	1
Effect of exchange rates on cash and cash equivalents	(4)	31
Net increase (decrease) in cash and cash equivalents	15,510	(263,165)
Cash, cash equivalents, and restricted cash, beginning of period	46,496	309,553
Cash, cash equivalents, and restricted cash, end of period	$62,006	$46,388

Supplemental disclosure of cash flow information and non-cash financing, and investing information:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$584	$1,114
Cash paid for income taxes	$—	$258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaport Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company's second product candidate, GlyphAgo™ ("Glyph Agomelatine"), is a Glyphed oral prodrug of agomelatine, a clinically validated anxiolytic and antidepressant that is approved for the treatment of generalized anxiety disorder, or GAD, in Australia and MDD in Australia and the European Union, or EU.

The Company is also advancing Glyph2BLSD™ ("Glyph 2-bromo-LSD"), a Glyphed oral prodrug of the non-hallucinogenic LSD analog 2-bromo-LSD, in nonclinical studies for neuropsychiatric and headache disorders with significant unmet need.

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

Reverse stock split

On April 24, 2026, in anticipation of the Company's initial public offering ("IPO"), the Company effected a 1-for-3.1407 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios of each series of the Company’s convertible preferred stock. The par value and authorized number of shares of common stock and convertible preferred stock were not adjusted as a result. All share and per share amounts for all periods presented in these unaudited condensed consolidated financial statements and notes have been adjusted retroactively, where applicable, to reflect the effect of the reverse stock split.

Initial public offering

During the second quarter of 2026, the Company completed its IPO, in which the Company sold an aggregate of 14,446,658 shares of its common stock at a public offering price of $18.00 per share resulting in aggregate net proceeds of $238.4 million, after deducting underwriting discounts, commissions and other offering expenses.

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

Liquidity

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since inception, the Company has incurred significant operating losses. During the nine months ended September 30, 2026 and 2025, the Company had a net loss of $114.4 million and $50.7 million, respectively. As of September 30, 2026, the Company had an accumulated deficit of $228.5 million. The Company has not generated any revenue from product sales and does not expect to generate revenue from sales of products in the near term, if at all. The Company expects to incur significant expenses and operating losses for the foreseeable future as it advances its product candidates into and through clinical development and continues to develop additional product candidates. As such, the Company expects research and development and general and administrative costs to continue to increase significantly, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations, or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition, and results of operations.

Prior to the Company's initial public offering, the Company funded its operations with the aggregate gross proceeds of $326.1 million from the Series A and Series B Financings. The Company believes that its existing cash, cash equivalents and investments of $403.8 million as of September 30, 2026, will be sufficient to allow the Company to fund operations for at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements include the accounts of Seaport Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements for the year ended December 31, 2025 and notes thereto, included in the Company’s IPO final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the SEC on May 1, 2026.

Unaudited interim financial information

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 2025 audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company's unaudited condensed consolidated financial statements as of September 30, 2026. The results for the nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other subsequent period.

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

The following table summarizes the Company’s cash, cash equivalents, and restricted cash (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$61,552	$46,042
Restricted cash within other non-current assets	454	454
Total cash, cash equivalents, and restricted cash per the condensed consolidated statements of cash flows	$62,006	$46,496

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned or delayed the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. Upon closing of the Company’s IPO in May 2026, capitalized deferred offering costs of $3.5 million were reclassified within stockholders' equity (deficit) and recorded against the proceeds from the offering. The Company recorded deferred offering costs of zero and $1.2 million within other non-current assets as of September 30, 2026 and December 31, 2025.

Government Grants

The Company accounts for government awards under ASC 832, Government Assistance. For awards related to income, the Company recognizes grant income when it is probable that the conditions attached to the grant will be satisfied and the grant will be received. The Company elected an accounting policy for the presentation of grant income based on the nature of the underlying government assistance, recorded either as an offset to research and development or other income, which the Company applies consistently to grants of a similar nature.

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

Recently Adopted Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. In developing the ASU’s recognition and measurement framework, the FASB largely leveraged the guidance in IAS 20, to which many for-profit entities that apply U.S. GAAP have historically analogized when accounting for government grants. The ASU is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2025-10 prospectively on January 1, 2026. There was not a material impact on the Company’s unaudited condensed consolidated financial statements as a result of this adoption.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid research and development	$2,114	$3,026
Interest receivable	2,397	1,733
Australia research and development tax credit receivable	2,326	1,296
Prepaid other	1,791	1,192
Prepaid expenses and other current assets	$8,628	$7,247

4. FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the financial assets and liabilities carried at fair value on a recurring basis (in thousands):

	September 30, 2026
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$45,768	$45,768	$—	$—
U.S. treasuries with original maturities less than 90 days	15,000	—	15,000	—
Investments:
United States treasuries	342,247	—	342,247	—
Total financial assets	$403,015	$45,768	$357,247	$—

	December 31, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$45,710	$45,710	$—	$—
Investments:
United States treasuries	187,611	—	187,611	—
Total financial assets	$233,321	$45,710	$187,611	$—

As of September 30, 2026 and December 31, 2025, the Company’s cash equivalents consisted of money market funds which are classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment and United States treasuries with original maturities less than 90 days, which are classified as Level 2 financial assets.

As of September 30, 2026 and December 31, 2025, the Company's investments consisted of United States treasuries, which are classified as Level 2 financial assets. The Company estimates the fair value of the investments by taking into consideration valuations obtained from third-party pricing sources. As of September 30, 2026 and December 31, 2025, the Company had no financial liabilities that required fair value measurement. As of September 30, 2026, there were no securities in an unrealized loss position for more than twelve months.

During the three and nine months ended September 30, 2026 and 2025, there were no transfers or reclassifications between fair value measurement levels of assets. The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate fair value due to their short-term nature.

5. INVESTMENTS

The following table summarizes the Company’s investments held (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Cash equivalents:
United States treasuries	$15,000	$—	$—	$15,000
Short-term investments:
United States treasuries	229,821	—	(939)	228,882
Long-term investments:
United States treasuries	114,459	—	(1,094)	113,365
Total financial assets	$359,280	$—	$(2,033)	$357,247

	December 31, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Short-term investments:
United States treasuries	$169,662	$279	$—	$169,941
Long-term investments:
United States treasuries	17,639	31	—	17,670
Total financial assets	$187,301	$310	$—	$187,611

As of September 30, 2026, the Company’s investments were in a net unrealized loss position of $2.0 million. These amounts are included in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. The Company determined that there was no material credit risk associated with its investments as of September 30, 2026. As of September 30, 2026, the Company’s investments had remaining maturities of two years or less.

As of December 31, 2025, the Company’s investments were in a net unrealized gain position of $0.3 million. These amounts are included in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. As of

December 31, 2025, there were no investments in an unrealized loss position. The Company determined that there was no material credit risk associated with its investments as of December 31, 2025. As a result, the Company did not record any charges for credit-related impairments for its investments during the year ended December 31, 2025. As of December 31, 2025, the Company’s investments had remaining maturities of two years or less.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Lab equipment	$943	$943
Leasehold improvements	432	432
Furniture and fixtures	26	26
Total	1,401	1,401
Less: Accumulated depreciation	(1,068)	(989)
Property and equipment, net	$333	$412

Depreciation expense was $79 thousand and $131 thousand for the nine months ended September 30, 2026 and 2025, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development expense	$2,800	$2,639
Accrued personnel and bonus expense	4,248	5,192
Accrued professional and legal fees	488	260
Accrued income taxes payable	1,453	528
Accrued other	680	512
Accrued expenses and other current liabilities	$9,669	$9,131

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

Prior to the formation of the Company, PureTech paid $0.2 million in development milestones under the Monash License Agreement. Since the formation of the Company, the Company paid $0.1 million in development milestones under the agreement. No milestones were paid by the Company under the Monash License Agreement during the three and nine months ended September 30, 2026 and 2025.

Monash Collaboration Agreement and ARPA-H Award

In March 2026, the Advanced Research Projects Agency for Health (“ARPA-H”) granted the Company and Monash University an award for research under the Groundbreaking Lymphatic Interventions and Drug Exploration (“GLIDE”) program (the "Award Agreement"). The Award Agreement provides for total funding of up to $15.2 million, which includes committed funding of $3.5 million for the first phase of research under the award and uncommitted funding of up to $11.7 million for the second phase of the research plan under the award. The funding for the second phase is not currently committed and is subject to mutual agreement by the parties; if exercised, the parties will execute a contract modification at that time. The initial term of the Award Agreement is 48 months. The Award Agreement may be terminated by either party upon 60 days’ written notice, in which case the parties are required to negotiate in good faith to resolve any outstanding matters. Activity under the Award Agreement was immaterial during the three and nine months ended September 30, 2026.

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

Series A-1 and Series A-2 Preferred Stock

In April 2024, the Company issued to PureTech LYT, a wholly owned subsidiary of PureTech, 40,000,000 shares of its Series A-1 Preferred Stock, as part of the consideration for the assets contributed to the Company as part of the Asset Transfer Agreement. No value was assigned to the Series A-1 Preferred Stock as it represented consideration paid as part of a common control transaction. See Note 14—Commitments and Contingencies, for further disclosure of the Asset Transfer Agreement.

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

As of December 31, 2025 the holders of the Preferred Stock had the following rights and preferences:

Voting

The holders of the Preferred Stock are entitled to vote, together with the holders of common stock, as a single class, on all matters submitted to the stockholders for a vote and are entitled to the number of votes equal to the number of shares of common stock into which the Preferred Stock would convert on the record date for determination of stockholders entitled to vote. The holders of the Preferred Stock generally vote together as a single class with holders of common stock except that, (i) the holders of Series A-1 Preferred Stock, exclusively and voting together as a separate class on an as converted basis, shall be entitled to elect two (2) directors of the Company, each, a Series A-1 Director, (ii) the holders of record of the shares of Series A-2 Preferred Stock, exclusively and voting together as a separate class on an as converted basis, shall be entitled to elect two (2) directors of the Company, each, a Series A-2 Director, (iii) the holders of record of the shares of Series B Preferred Stock, exclusively and voting together as a separate class on an as converted basis, shall be entitled to elect one (1) director of the Company, or the Series B Director and, together with the Series A-1 Directors and Series A-2 Directors, each, a Preferred Director.

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

Redemption

The Preferred Stock did not have any redemption rights, except for the contingent redemption upon the occurrence of a Deemed Liquidation Event.

10. COMMON STOCK

The voting, dividend, and liquidation rights of the holders of the Company’s common stock were, prior to the conversion of all outstanding preferred shares into common stock upon the Company's IPO, subject to and qualified by the rights, powers, and preferences of the holders of the Preferred Stock set forth above. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors (the "Board"). As of September 30, 2026, no dividends have been declared or paid.

As of September 30, 2026, the Company had authorized 500,000,000 shares of voting common stock and 200,000,000 shares of non-voting common stock, par value $0.0001 per share, of which 53,530,550 shares of voting common stock were issued and outstanding. There are no shares of non-voting common stock outstanding.

11. STOCK-BASED COMPENSATION

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan, as amended (the “2024 Plan”), provided for the Company to sell or issue common stock or restricted common stock, and other awards as determined by the Board could be granted to employees, non-employees and directors of the Company. As of the effective date of the 2026 Equity Incentive Plan (the “2026 Plan”), there were no shares remaining available for future issuance under the 2024 Plan. Any options or other awards outstanding under the 2024 Plan remain outstanding and effective. The remaining shares reserved for issuance under the 2024 Plan ceased to be available for issuance at the time that the 2026 Plan became effective.

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

2026 Equity Incentive Plans

In January 2026, the Board and the Company's stockholders adopted and approved the 2026 Plan, which became effective on the date that the registration statement on Form S-1 for the Company's IPO was declared effective by the SEC. The 2026 Plan initially reserved 6,020,000 shares of common stock for future issuances and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 Plan. The shares reserved for future issuance under the 2024 Plan ceased to be available for issuance at the time the 2026 Plan became effective. Any shares underlying outstanding stock awards granted under the 2024 Plan that subsequently expire or are repurchased, forfeited, canceled, or withheld will return to the 2026 Plan and be reserved and available for issuance.

On the effective date of the Company's registration statement the Company granted 2,477,978 fully vested equity awards under the 2026 Plan to an executive officer and a director pursuant to provisions designed to maintain their aggregate ownership at 12.5%, and recognized $32.2 million of non-cash stock-based compensation expense related to these awards. These ownership maintenance provisions expired upon effectiveness of the registration statement, and no additional awards will be granted pursuant to them. In addition, the Company's IPO triggered the accelerated vesting of 687,816 equity awards held by an executive officer and a director that were originally granted under the 2024 Plan, resulting in the recognition of $2.1 million of non-cash stock-based compensation expense.

In April 2026, the Board and the Company's stockholders adopted and approved the 2026 Employee Stock Purchase Plan (the "2026 ESPP"), which became effective the date that the registration statement on Form S-1 for the Company's IPO was declared effective by the SEC. The 2026 ESPP initially reserved 510,000 shares of common stock for future issuance and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 ESPP. As of September 30, 2026, the Company has issued no shares under the 2026 ESPP.

Stock options issued under the plans generally vest over four years, with 25% vesting on the first anniversary and the rest in equal monthly installments thereafter, and may be subject to accelerated vesting. Performance-based options vest in three annual installments that are contingent upon the achievement of the Company’s annual goals.

Stock Option Activity

The following is a summary of the Company’s stock option award activity under the 2024 Plan and 2026 Plan during the nine months ended September 30, 2026:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	8,569,619	$4.60	8.67	$28,669
Granted	4,341,072	16.23	—	—
Exercised	(216,075)	3.74	—	1,421
Forfeited	(392,741)	5.87	—	—
Expired	—	—	—	—
Outstanding at September 30, 2026	12,301,875	$8.68	8.34	$199,000
Vested and expected to vest at September 30, 2026	12,301,875	$8.68	8.34	$199,000
Exercisable at September 30, 2026	8,929,753	$8.40	8.19	$147,005

The table above excludes 116,428 performance-based options which have an exercise price of $7.39 per share, that were approved to be issued by the Company’s Board of Directors in December 2024, but have not yet been deemed granted from an accounting perspective as of September 30, 2026. During the nine months ended September 30, 2026, 76,256 performance-based options were determined to be granted from an accounting perspective and the Company recorded stock compensation expense of $0.6 million.

The Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options issued under the plans on each grant date. The following table presents the ranges of assumptions used by the Company in the Black-Scholes option-pricing model during the nine months ended September 30, 2026 and 2025:

	September 30,
	2026	2025
Expected term (in years)	5.00 - 6.11 years	5.19 - 6.08 years
Risk-free interest rate	3.59% - 4.56%	3.93% - 4.08%
Volatility	90.34% - 94.53%	89.40% - 91.63%
Dividend yield	0.00%	0.00%

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $12.04 and $5.66 per share, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the fair value of the Company’s common stock as of each period end or exercise date.

As of September 30, 2026, there was $24.4 million in unrecognized stock-based compensation expense associated with issued and outstanding service-based stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The following is a summary of the Company’s restricted stock award activity during the nine months ended September 30, 2026:

	Number of Units	Weighted- Average Fair Value
Unvested at December 31, 2025	154,778	$3.05
Vested	(154,778)	3.05
Unvested at September 30, 2026	—	$—

No restricted stock awards were granted during the nine months ended September 30, 2026 and 2025. The total fair value of the restricted stock awards that vested during the nine months ended September 30, 2026 and 2025 was $0.5 million and $0.3 million, respectively. The total stock-based compensation associated with the restricted stock awards was zero and $0.5 million during the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there was no unrecognized stock-based compensation expense associated with issued and outstanding restricted stock awards.

Stock-Based Compensation Expense

The following table represents stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$953	$610	$2,742	$1,697
General and administrative	1,495	1,175	39,138	3,463
Stock-based compensation expense	$2,448	$1,785	$41,880	$5,160

12. INCOME TAXES

The Company's effective tax rates were (0.5)% and (0.8)% for the three and nine months ended September 30, 2026, respectively; and (0.4)% and (0.5)% for the three and nine months ended September 30, 2025, respectively. The effective tax rate in 2026 differs from 2025 primarily due to tax expense recorded in Australia. The income tax provision and effective tax rate are driven primarily by a valuation allowance in the United States, partially offset by income tax expense recorded for Australian operations. The Australian subsidiary is profitable due to its research and development tax credit and transfer pricing agreement with Seaport Therapeutics, Inc. and is subject to income tax expense.

The Company maintains a valuation allowance on the majority of its deferred tax assets, and it has concluded that it is more likely than not that the deferred tax assets will not be utilized.

13. LEASES

In October 2024, the Company entered into an operating lease for office space in Boston, Massachusetts, which commenced in December 2024 and has an initial lease term that continues through October 20, 2030, with no options to extend. In conjunction with entering into the lease, the Company paid a security deposit of $0.2 million in the form of a letter of credit, which is recorded as restricted cash within other non-current assets on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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

Contracts

The Company enters into contracts in the normal course of business with various third parties for nonclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancelable without significant penalty or payment, and do not contain any minimum purchase commitments.

License and Other Agreements

The Company is obligated to make fixed and contingent payments under the Asset Transfer Agreement and Monash License Agreement. See Note 8—License and Collaboration Agreements, for further disclosure of the Monash license agreement.

The Asset Transfer and Series A Financing

On April 8, 2024, or the Asset Transfer Date, the Company entered into an asset transfer agreement, as amended in December 2025, or the Asset Transfer Agreement with PureTech Health LLC, or PureTech Health, and PureTech LYT, pursuant to which PureTech Health and PureTech LYT, agreed to contribute, convey, assign, transfer, and deliver to the Company all of its right, title, and interest in, to and under the assets related to its Glyph technology and products, or the Asset Transfer. As consideration, the Company issued to PureTech LYT 40,000,000 shares of its Series A-1 convertible preferred stock and 302,161 shares of its common stock on the Asset Transfer Date, and also agreed to contingent payments to PureTech upon successful development and commercialization of products developed using the Glyph platform, each of which is referred to as a Seaport Glyph Product, including milestone payments of up to an aggregate of $10.0 million for the first product covered by assets transferred through the Asset Transfer Agreement, or the Seaport Glyph Product, of $2.0 million for the first patient dosed in the first phase 3 clinical trial, $4.0 million for the first commercial sales in the United States, $2.0 million for the first commercial sale in a major European market, and $2.0 million for the first commercial sale in Japan, and for each subsequent Seaport Glyph Product, the Company has agreed to make milestone payments of $1.0 million for the first patient dosed in the first phase 3 clinical trial, $2.0 million for the first commercial sale in the United States, $1.0 million for the first commercial sale in a major European market, and $1.0 million for the first commercial sale in Japan. In addition, the Company is obligated to pay royalties between 3% and 5% on the annual net sales of each Seaport Glyph Product as follows: less than $500 million: 3%; $500 million to $1 billion: 3.5%; $1 billion to $2.5 billion: 4%; $2.5 billion to $3.5 billion: 4.5%; $3.5 billion or greater: 5% and a percentage of net income generated by the Company from third parties on any products licensed under the Glyph intellectual property which was transferred as part of the Asset Transfer Agreement.

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all members of the board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026 and 2025.

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

The following table presents certain significant segment expenses that are regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
GlyphAllo direct research and development expenses	$10,189	$7,698	$31,283	$15,757
GlyphAgo direct research and development expenses	3,400	4,214	13,373	8,185
Glyph2BLSD direct research and development expenses	3,173	3,241	5,372	5,688
Nonclinical and early discovery assets	1,837	978	4,190	2,766
Personnel-related (including non-cash stock-based compensation expense of $1.0 million and $0.6 million for three months ended September 30, 2026 and 2025, respectively and $2.7 million and $1.7 million for nine months ended September 30, 2026 and 2025, respectively)	4,651	3,822	13,981	10,693
Other indirect research and development expenses	641	500	1,740	1,306
Total research and development expenses	23,891	20,453	69,939	44,395
General and administrative expenses:
Personnel-related (including non-cash stock-based compensation expense of $1.5 million and $1.2 million for three months ended September 30, 2026 and 2025, respectively and $39.1 million and $3.5 million for nine months ended September 30, 2026 and 2025, respectively)	3,848	3,179	46,140	9,440
Other general and administrative expenses(1)	2,606	1,809	7,616	6,260
Total general and administrative expenses	6,454	4,988	53,756	15,700
Other segment items(2)	(3,951)	(2,897)	(9,293)	(9,349)
Net loss	$26,394	$22,544	$114,402	$50,746

(1)
Other general and administrative expenses include professional fees, facilities, depreciation, IT, and other expenses.
(2)
Other segment items include interest income, net, research and development tax credit, income tax provision, and other income (expense), net.

16. NET LOSS PER SHARE

Under the two-class method, basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. The net loss available to common stockholders was not allocated to the Preferred Stock as the holders did not have a contractual obligation to share in losses. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2026 and 2025, presented since the effects of any potentially dilutive securities would be antidilutive given the net loss of the Company.

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(26,394)	$(22,544)	$(114,402)	$(50,746)
Net loss per share, basic and diluted	$(0.49)	$(9.43)	$(3.72)	$(21.53)
Weighted-average shares outstanding, basic and diluted	53,530,550	2,389,888	30,714,936	2,357,222

For accounting purposes, the computation of basic weighted-average common shares outstanding excludes all shares of unvested restricted common stock as such shares are not considered outstanding. See Note 11—Stock-Based Compensation, for more information.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options to purchase common stock (1)	12,301,875	8,437,197	12,301,875	8,437,197
Unvested restricted stock awards	-	187,945	-	187,945
Series A-1 Preferred Stock (as converted to common stock)	-	12,736,014	-	12,736,014
Series A-2 Preferred Stock (as converted to common stock)	-	8,387,331	-	8,387,331
Series B Preferred Stock (as converted to common stock)	-	15,149,130	-	15,149,130
Total	12,301,875	44,897,617	12,301,875	44,897,617

(1)
The table above excludes the performance-based options that have not been deemed granted from an accounting perspective. See Note 11—Stock-Based Compensation, for more information.

17. RELATED PARTIES

During the nine months ended September 30, 2026, the Company incurred immaterial expenses from PureTech under the transition services agreement, or the TSA, related to general and administrative expenses. During the nine months ended September 30, 2025, the Company incurred $0.4 million of expenses from PureTech under the TSA, primarily related to research and development expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our final prospectus for our initial public offering ("IPO") filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on May 1, 2026 (the “IPO Prospectus”). References to the "Company," “Seaport,” "Seaport Therapeutics," “we,” “our,” “us,” or similar terms refer to Seaport Therapeutics, Inc. and its wholly owned subsidiaries, or either or all of them as the context may require. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, strategies, objectives, expectations, intentions, and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage therapeutics company focused on inventing and developing new medicines for patients with depression, anxiety, and other debilitating neuropsychiatric disorders. Through our differentiated approach, we identify clinically validated mechanisms with established efficacy and safety profiles which had historically been limited by high first-pass metabolism, low bioavailability, and/or side effects. We apply our proprietary Glyph™ platform to overcome those limitations and invent innovative oral therapies.

Our lead product candidate, GlyphAllo™ ("Glyph Allopregnanolone"), is a novel, Glyphed oral prodrug of allopregnanolone, an endogenous molecule that has been clinically validated in two third-party trials in the United States for the treatment of postpartum depression, or PPD, a form of major depressive disorder, or MDD, as a rapidly acting antidepressant with anxiolytic and sleep-promoting effects. We have initiated the Phase 2b BUOY-1 trial in patients with MDD with or without anxious distress and anticipate topline data in the first half of 2027. In September 2026, we reported positive topline data from a Phase 1 driving simulation trial, showing that evening dosing of GlyphAllo did not impair next-morning driving performance compared to placebo.

Our second product candidate, GlyphAgo™ ("Glyph Agomelatine"), is a novel, Glyphed oral prodrug of agomelatine, a clinically validated anxiolytic and antidepressant that is approved for the treatment of generalized anxiety disorder, or GAD, in Australia and MDD in Australia and the European Union, or EU. In April 2026, we reported topline data from the single-ascending dose, or SAD, and crossover portions of our Phase 1 proof-of-concept clinical trial for GlyphAgo. In the head-to-head crossover portion of the trial, GlyphAgo demonstrated a 6.8-fold increase in bioavailability of agomelatine compared to unmodified orally administered agomelatine, and showed significantly lower (10-fold) pharmacokinetic variability compared to unmodified agomelatine. In the SAD portion of the trial, GlyphAgo demonstrated a 9.6 to 14.5-fold increase in dose-normalized exposure compared to agomelatine. GlyphAgo was well-tolerated and no liver-related adverse events were observed. In June 2026, we reported topline data from the multiple-ascending dose, or MAD, portion of the trial, which showed that seven-day dosing of GlyphAgo achieved therapeutic exposures of agomelatine at doses projected to avoid liver enzyme elevations and reduce or eliminate the need for liver function testing, and demonstrated favorable safety and tolerability, with no liver-related adverse events observed. In October 2026, we announced that we had dosed the first patient in a Phase 2a proof-of-pharmacology trial designed to evaluate the effects of GlyphAgo on sleep and anxiety symptoms in patients with GAD and sleep disturbance. We expect topline data from this Phase 2a trial in early 2028. In parallel, we expect to initiate a Phase 2/3 trial designed to evaluate the efficacy and safety of GlyphAgo in patients with GAD in the first half of 2027, with topline data expected by the end of 2028.

We are also advancing Glyph2BLSD™ (Glyph 2-bromo-LSD), a novel, Glyphed oral prodrug of the non-hallucinogenic LSD analog 2-bromo-LSD, in nonclinical studies for neuropsychiatric and headache disorders with significant unmet need. We expect to complete first-in-human-enabling studies for Glyph2BLSD by year-end 2027.

We have devoted substantially all of our efforts to organizing and staffing our company, business planning, capital raising, research and development activities, building and strengthening our intellectual property portfolio, and providing general and administrative support for these operations. We have funded our operations with proceeds from the issuance and sale of convertible preferred stock, including the $100.1 million gross proceeds we received in April 2024 from our Series A-2 Financing and the $226.0 million gross proceeds we received in October 2024 from the issuance and sale of our Series B convertible preferred stock, or the Series B Financing. During the second quarter of 2026, we completed our IPO, in which we sold an aggregate of 14,446,658 shares of our common stock at a public offering price of $18.00 per share, resulting in aggregate net proceeds of approximately $238.4 million, after deducting underwriting discounts, commissions and other offering expenses.

We have incurred significant operating losses since the inception of our business and expect to continue to generate operating losses for the foreseeable future, and expect that our expenses and operating losses will continue to increase substantially. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of any product candidates we may develop. During the nine months ended September 30, 2026 and 2025, we had a net loss of $114.4 million and $50.7 million, respectively. As of September 30, 2026, we had an accumulated deficit of $228.5 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our nonclinical studies and planned clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2026, we had cash, cash equivalents and investments of $403.8 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2029.

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

Operating Expenses

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of costs incurred in connection with the discovery, non-clinical development, and clinical development of our lead product candidates and potential future product candidates. R&D expenses include direct costs specifically attributable to our programs including external fees to conduct certain clinical and non-clinical research and development activities, nonclinical and early discovery assets, such as costs paid to contract research and manufacturing organizations, consulting fees, laboratory services and supplies, and costs incurred in connection with the Monash License Agreement, as well as indirect costs that are not directly attributable to a specific program such as personnel related expenses, including stock-based compensation, facility expenses, depreciation, and information technology costs.

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

Due to the inherently unpredictable nature of nonclinical and clinical development, we do not allocate all of our internal research and development expenses on a program-by-program basis as these expenses primarily relate to personnel and other overhead costs that are deployed across multiple programs under development. Our research and development expenses also include external costs, which we do track on a program-by-program basis following the program’s nomination as a product candidate. We began tracking such external costs upon the nomination for GlyphAllo in 2020, GlyphAgo in 2023, and Glyph2BLSD in 2024.

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

Provision for Income Taxes

Provision for income taxes consists of United States federal and state income taxes in jurisdictions in which we conduct business and foreign income taxes related to our Australian subsidiary. The provision for income taxes is based on our taxable income in Australia. Our loss before income taxes is adjusted for permanent and temporary tax differences, primarily related to capitalized non-U.S. research and development expenses, resulting in taxable income or loss. We have no benefit (losses) recorded in the U.S. as we have recorded a full valuation allowance of our U.S. deferred tax asset position as of September 30, 2026 and 2025 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Operating expenses:
Research and development (including non-cash stock-based compensation expense of $1.0 million and $0.6 million for three months ended September 30, 2026 and 2025, respectively)	$23,891	$20,453	$3,438
General and administrative (including non-cash stock-based compensation expense of $1.5 million and $1.2 million for three months ended September 30, 2026 and 2025, respectively)	6,454	4,988	1,466
Total operating expenses	30,345	25,441	4,904
Loss from operations	(30,345)	(25,441)	$(4,904)
Total other income (expense), net	4,078	2,992	1,086
Loss before income taxes	(26,267)	(22,449)	$(3,818)
Income tax provision	127	95	$32
Net loss	$(26,394)	$(22,544)	$(3,850)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Direct costs:
GlyphAllo	$10,189	$7,698	$2,491
GlyphAgo	3,400	4,214	(814)
Glyph2BLSD	3,173	3,241	(68)
Nonclinical and early discovery assets	1,837	978	859
Indirect costs:
Employee compensation (excluding non-cash stock-based compensation)	3,698	3,212	486
Stock-based compensation (non-cash)	953	610	343
Other research and development	641	500	141
Total research and development expenses	$23,891	$20,453	$3,438

Research and development expenses increased by $3.4 million from $20.5 million for the three months ended September 30, 2025 to $23.9 million for the three months ended September 30, 2026. The increase in research and development expenses was primarily attributable to:

•
$2.5 million of increased costs associated with our lead program GlyphAllo, which was primarily due to the advancement of our Phase 2b BUOY-1 trial which commenced in July 2025 and other supporting clinical studies;
•
$0.9 million of increased costs associated with advancing our nonclinical and early discovery assets;
•
$0.5 million of increased costs associated with employee compensation primarily due to increased headcount to support our research and development operations and salary adjustments; and
•
$0.3 million of increased costs associated with non-cash stock-based compensation primarily due to additional equity grants issued under our 2024 and 2026 Equity Plans;

These increases were partially offset by:

•
$(0.8) million of decreased costs associated with our GlyphAgo program, primarily due to a reduction in non-clinical activities, partially offset by the initiation of our Phase 2a trial; and

•
$(0.1) million of decreased costs associated with our Glyph2BLSD program due to timing of our development activities;

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Employee compensation (excluding non-cash stock-based compensation)	$2,353	$2,004	$349
Stock-based compensation (non-cash)	1,495	1,175	320
Professional fees	1,378	993	385
Facilities, depreciation, IT, and other	1,228	816	412
Total general and administrative expenses	$6,454	$4,988	$1,466

General and administrative expenses increased by $1.5 million from $5.0 million for the three months ended September 30, 2025 to $6.5 million for the three months ended September 30, 2026. The increase in general and administrative expenses was primarily attributable to:

•
$0.3 million of increased employee compensation due to increased headcount and salary adjustments;

•
$0.3 million of increased costs associated with non-cash stock-based compensation primarily due to additional equity grants issued under our 2024 and 2026 Equity Plans;
•
$0.4 million of increased professional fees primarily due to higher audit, legal, and consulting fees as a result of operating as a public company; and
•
$0.4 million of increased facilities, depreciation, IT, and other costs primarily due to increased public company directors and officers insurance costs.

Other Income, Net

Other income, net, increased by $1.1 million from $3.0 million for the three months ended September 30, 2025 to $4.1 million for the three months ended September 30, 2026. The increase in other income, net was primarily attributed to an increase in interest income on our investments and cash equivalents due to the investment of funds received from our IPO in May 2026.

Income tax provision

Income tax provision increased $32 thousand for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in the income tax provision was attributed to foreign income taxes related to our Australian subsidiary primarily as a result of our research and development tax credit and transfer pricing agreement with Seaport Therapeutics, Inc.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Operating expenses:
Research and development (including non-cash stock-based compensation expense of $2.7 million and $1.7 million for nine months ended September 30, 2026 and 2025, respectively)	$69,939	$44,395	$25,544
General and administrative (including non-cash stock-based compensation expense of $39.1 million and $3.5 million for nine months ended September 30, 2026 and 2025, respectively)	53,756	15,700	38,056
Total operating expenses	123,695	60,095	63,600
Loss from operations	(123,695)	(60,095)	$(63,600)
Total other income (expense), net	10,191	9,609	582
Loss before income taxes	(113,504)	(50,486)	$(63,018)
Income tax provision	898	260	$638
Net loss	$(114,402)	$(50,746)	$(63,656)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Direct costs:
GlyphAllo	$31,283	$15,757	$15,526
GlyphAgo	13,373	8,185	5,188
Glyph2BLSD	5,372	5,688	(316)
Nonclinical and early discovery assets	4,190	2,766	1,424
Indirect costs:
Employee compensation (excluding non-cash stock-based compensation)	11,239	8,996	2,243
Stock-based compensation (non-cash)	2,742	1,697	1,045
Other research and development	1,740	1,306	434
Total research and development expenses	$69,939	$44,395	$25,544

Research and development expenses increased by $25.5 million from $44.4 million for the nine months ended September 30, 2025 to $69.9 million for the nine months ended September 30, 2026. The increase in research and development expenses was primarily attributable to:

•
$15.5 million of increased costs associated with our lead program GlyphAllo, which was primarily due to advancement of our Phase 2b BUOY-1 trial which commenced in July 2025 and other supporting clinical studies;
•
$5.2 million of increased costs associated with our GlyphAgo program, which was primarily due to the completion of our Phase 1 trial, commencement of our Phase 2a trial, and other development activities as we advance the program;
•
$1.4 million of increased costs associated with advancing our nonclinical and early discovery assets;
•
$2.2 million of increased costs associated with employee compensation primarily due to increased headcount to support our research and development operations and salary adjustments;
•
$1.0 million of increased costs associated with non-cash stock-based compensation costs primarily due to additional equity grants issued under our 2024 and 2026 Equity Plans; and
•
$0.4 million of increased costs associated with other research and development expenses due to increased development and regulatory software costs and additional travel to support our clinical studies and manufacturing activities.

These increases were partially offset by:

•
$0.3 million of decreased costs associated with our Glyph2BLSD program due to timing of our development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Employee compensation (excluding non-cash stock-based compensation)	$7,002	$5,977	$1,025
Stock-based compensation (non-cash)	39,138	3,463	35,675
Professional fees	4,533	3,907	626
Facilities, depreciation, IT, and other	3,083	2,353	730
Total general and administrative expenses	$53,756	$15,700	$38,056

General and administrative expenses increased by $38.1 million from $15.7 million for the nine months ended September 30, 2025 to $53.8 million for the nine months ended September 30, 2026. The increase in general and administrative expenses was primarily attributable to:

•
$35.7 million of increased costs associated with non-cash stock-based compensation costs primarily due to fully vested awards issued and awards accelerated upon the successful completion of the IPO, as described in previous SEC filings, and additional equity grants issued under our 2024 and 2026 Equity Plans;
•
$1.0 million of increased employee compensation due to increased headcount and salary adjustments;
•
$0.7 million of increased facilities, depreciation, IT, and other costs primarily due to increased public company directors and officers insurance costs; and
•
$0.6 million of increased professional fees primarily due to higher audit, consulting, and board of director fees as a result of operating as a public company.

Other Income, Net

Other income, net increased by $0.6 million from $9.6 million for the nine months ended September 30, 2025 to $10.2 million for the nine months ended September 30, 2026. The increase in other income, net was primarily attributed to an increase in interest income on our investments and cash equivalents due to the investment of funds received from our IPO in May 2026.

Income tax provision

Income tax provision increased by $0.6 million from $0.3 million for the nine months ended September 30, 2025 to $0.9 million for the nine months ended September 30, 2026. The increase in the income tax provision was attributed to foreign income taxes related to our Australian subsidiary primarily as a result of our research and development tax credit and transfer pricing agreement with Seaport Therapeutics, Inc.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. During the nine months ended September 30, 2026 and 2025, we had a net loss of $114.4 million and $50.7 million, respectively. As of September 30, 2026, we had an accumulated deficit of $228.5 million. We have not generated any revenue from product sales and we do not expect to generate revenue from sales of products in the near term, if at all. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates into and through clinical development and as we continue to develop additional product candidates. As such, we expect our research and development and general and administrative costs to continue to increase significantly, including the costs associated with operating as a public company.

To date we have funded our operations with the aggregate gross proceeds of $326.1 million from the Series A and Series B Financings and aggregate net proceeds of $238.4 million from the sale of shares of common stock in our IPO, after deducting underwriting discounts, commissions and other offering expenses. As of September 30, 2026, we had cash, cash equivalents and investments of $403.8 million. Based on our current operating plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2029.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash used in operating activities	$(68,996)	$(51,295)	$(17,701)
Net cash used in investing activities	(155,538)	(211,902)	56,364
Net cash provided by financing activities	240,048	1	240,047
Effect of exchange rate changes on cash and cash equivalents(1)	(4)	31	(35)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$15,510	$(263,165)	$278,675

(1)
Our balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net Cash Used in Operating Activities

Net cash used in operating activities was $69.0 million for the nine months ended September 30, 2026 and $51.3 million for the nine months ended September 30, 2025. Cash used in operating activities increased by $17.7 million due to an increase in our operating expenses for the nine months ended September 30, 2026, offset by changes in operating assets and liabilities including an increase in our accounts payable balance due to timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $155.5 million for the nine months ended September 30, 2026, compared to $211.9 million for the nine months ended September 30, 2025. Cash used in investing activities decreased by $56.4 million, driven by lower purchases of U.S. Treasury securities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to the timing of when cash was invested from our related financings. The cash flows from the purchases of U.S. Treasury securities were offset by an increase in the cash flows provided from the maturities of our investments for the nine months ended September 30, 2026 as compared to nine months ended September 30, 2025, the proceeds of which were used to fund operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $240.0 million for the nine months ended September 30, 2026, primarily consisting of net proceeds from our IPO. Cash flows from financing activities for the nine months ended September 30, 2025 were de minimis.

Future Funding Requirements

As of September 30, 2026, we had cash, cash equivalents and investments of $403.8 million. Based upon our current operating plans, we believe our cash, cash equivalents and investments as of September 30, 2026, will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Due to the inherently unpredictable nature of nonclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain any marketing approval, and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and nonclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which products, if approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We will need to raise substantial additional capital in the future.

Our primary uses of capital are to fund research and development activities, compensation and related expenses, and general overhead costs. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our current and future product candidates through discovery, nonclinical studies, and clinical trials.

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including:

•
the scope, timing, progress, costs, and results of discovery, nonclinical development and clinical trials for our current or future product candidates and effectiveness of our Glyph platform;
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

Contractual Obligations and Commitments

Asset Transfer Agreement with PureTech

We were incorporated in April 2024 by PureTech LYT, as our sole stockholder, and upon formation issued 318 shares of our common stock to PureTech LYT. In April 2024, we entered into an Asset Transfer Agreement, or the Asset Transfer Agreement, with PureTech Health LLC, or PureTech Health and PureTech LYT Inc., or PureTech LYT, pursuant to which PureTech Health and PureTech LYT agreed to contribute, convey, assign, transfer, and deliver to us all of PureTech Health's and PureTech LYT’s right, title, and interest in, to, and under the assets related to its Glyph™ technology or products, including a license agreement with Monash University, as amended and restated, or the Monash License Agreement, subject to the terms set forth in the Asset Transfer Agreement. In exchange, we issued 40,000,000 shares of our Series A-1 convertible preferred stock and 302,161 shares of our common stock to PureTech LYT.

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

As of September 30, 2026, the first two development milestones under the Monash License Agreement, totaling $0.2 million, had been achieved and were paid by PureTech, as they occurred prior to our formation. We have since paid the third development milestone of $0.1 million, as well as annual maintenance fees. No other milestone payments have become due or been paid under the Monash License Agreement as of September 30, 2026.

Purchase and Other Obligations

We enter into contracts in the normal course of business with contract research organizations, or CROs, and other third-party vendors for nonclinical and commercial supply manufacturing, support for pre-commercial activities, research, and development activities, and other services and products for our operations. These contracts are generally cancelable upon written notice. Payments due upon cancellation consist generally of payments for services provided and expenses incurred up to the date of cancellation.

Lease Obligations

In October 2024, we entered into a lease agreement with a third party for our corporate office space located in Boston, Massachusetts. The lease commenced in December 2024 and has an initial term of approximately six years, expiring in October 2030. The aggregate payments under the full lease total approximately $6.1 million, which will be recognized over the term of the lease.

In December 2024, we entered into a laboratory lease with a third party for lab space located in Boston, Massachusetts. The lease commenced in January 2025 and was for an initial term of 24 months from the commencement date. The aggregate payments under the lease total approximately $1.2 million. In March 2026, we exercised our option to extend the lease for an additional 12 months. The modification resulted in an increase in the aggregate payments under the lease of approximately $0.6 million.

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

Our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in our IPO prospectus. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates described under Management’s Discussion and Analysis of Critical Accounting Policies and Estimates which are included in our IPO Prospectus, except that our common stock is now publicly traded and we therefore no longer require common stock valuations.

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
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved; and
•
exemptions from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage therapeutics company with a limited operating history. We were formed by PureTech Health plc, or PureTech, in April 2024 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, advancing our Glyph™ platform and technology, identifying potential product candidates, securing intellectual property rights, and planning and undertaking nonclinical studies and clinical trials. Our Glyph platform was being developed by members of our current team during their tenure at PureTech up to the date of our entry into an Asset Transfer Agreement, or the Asset Transfer Agreement, with PureTech Health LLC, or PureTech Health, and PureTech LYT, Inc., or PureTech LYT, at which time we became a standalone company.

We have not yet demonstrated an ability to generate product or collaboration revenues, obtain regulatory approvals, manufacture any product on a commercial scale or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. All nonclinical and early clinical development of GlyphAlloTM, certain nonclinical development of GlyphAgoTM and our other candidates prior to our formation was conducted when we were part of PureTech. Despite our affiliation with PureTech, and members of our current team’s involvement in the development of the Glyph platform while at PureTech, our limited operating history as a standalone company makes any reliance on past performance uncertain. We will encounter risks and difficulties frequently experienced by early-stage therapeutics companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our Glyph platform. We do not know whether we will be able to develop any product candidates that succeed through clinical development or to develop products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales or collaboration arrangements to date. We will continue to incur significant research and development and other expenses related to our nonclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $114.4 million and $50.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we have not yet generated product or collaboration revenue and had an accumulated deficit of $228.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. The success of our product candidates will depend on several factors, including the following:

•
successful initiation and completion of nonclinical studies with favorable results, including toxicology and other studies designed to be compliant with good laboratory practice, or GLP, requirements;
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

We anticipate that our expenses will increase substantially if, and as, we:

•
advance our product candidates through nonclinical and clinical development, including advancing GlyphAllo and GlyphAgo through later-stage clinical trials, and other candidates through discovery and early clinical and nonclinical stages;
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

Developing therapeutic products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory approval for, our product candidates. Even if our current or future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations principally through private financings and our IPO. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical and nonclinical development of our product candidates, continue to identify additional targets using our Glyph platform, commence additional nonclinical studies and clinical trials, and continue to identify and develop additional product candidates either through internal development or through acquisitions or in-licensing product candidates.

As of September 30, 2026, we had $403.8 million of cash, cash equivalents and investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and investments, will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including but not limited to:

•
the scope, timing, progress, costs, and results of discovery, nonclinical development and clinical trials for our current or future product candidates and effectiveness of our Glyph platform;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents, and investments, the net proceeds from our IPO, any future equity, debt, royalty, other financings, or any future proceeds received under any licenses or collaborations, if any. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling, or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, or product candidates, or grant licenses on terms that may not be favorable to us. We could also be required to seek funds through arrangements with collaborators, or others at an earlier stage than otherwise would be desirable. Attempting to secure additional financing may also divert management from our day-to-day activities. Any of these occurrences may have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

To date, as an organization, we have not completed the development of any product candidates and nearly all of our candidates remain in early-stage clinical or nonclinical development. Our future success and ability to generate revenue from our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize one or more of our product candidates. All of our product candidates that we pursue will require substantial additional investment for clinical development, regulatory review, and approval in one or more jurisdictions. If any of our product candidates, particularly GlyphAllo for MDD with or without anxious distress, and GlyphAgo for GAD and MDD, encounters safety or efficacy problems, development delays or regulatory issues, or other problems, our development plans and business would be materially harmed.

We may not have the financial resources to continue development of our product candidates if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

•
our inability to demonstrate to the satisfaction of the FDA or other comparable regulatory authorities that our product candidates are safe and effective;
•
insufficiency of our financial and other resources to complete the necessary clinical trials and nonclinical studies;
•
negative or inconclusive results from our clinical trials, nonclinical studies, or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional clinical trials or nonclinical studies, or abandon a program;
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

Clinical and nonclinical development involves a lengthy and expensive process and is highly uncertain. Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining approval from regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate in humans. Before we can initiate clinical trials for any product candidates, we must submit the results of nonclinical studies to the FDA or other comparable regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or other comparable regulatory authorities may require us to conduct additional nonclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our nonclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development timelines and product development costs and harm our financial position.

We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The timing for commencement, data readouts, and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•
inability to generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
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

We seek to invent and develop new medicines for patients with depression, anxiety, and other debilitating neuropsychiatric disorders. Our lead product candidate, GlyphAllo for the treatment of MDD, with or without anxious distress, has been evaluated in Phase 1 and Phase 2a studies in healthy volunteers and is currently in Phase 2b clinical development in our BUOY-1 trial. Our second product candidate, GlyphAgo for the treatment of GAD, has been evaluated in a Phase 1 trial in healthy volunteers and is currently being evaluated in a Phase 2a proof-of-pharmacology trial. We expect to initiate a Phase 2/3 trial of GlyphAgo in the first half of 2027. Our third product candidate, Glyph2BLSD, is in nonclinical studies, and we expect to complete first-in-human-enabling studies by year-end 2027. Our other programs are at various stages of discovery and nonclinical development.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework, and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines, and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy and data security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy and data security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims, and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, financial condition, or results of operations, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Risks Related to the Discovery and Development of Our Current or Future Product Candidates

The regulatory approval processes of the FDA and other comparable regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Other comparable regulatory authorities impose similar requirements. The time required to obtain approval by the FDA or other comparable regulatory authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For instance, jurisdictions outside of the United States, such as the EU, may have different requirements for regulatory approval, which may require us to conduct additional clinical, nonclinical, or chemistry, manufacturing, and control studies. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to other comparable regulatory authorities for any product candidate. We must complete additional nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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
•
the FDA or other comparable regulatory authorities may disagree with our interpretation of data from clinical trials or nonclinical studies;

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions were agreed and adopted by the Council of the EU on September 28, 2026. However, the proposed revisions remain to be agreed and adopted by the European Parliament and, as such, the proposals may therefore be substantially revised before adoption, which is anticipated to occur before the end of 2026. If the European Parliament agrees and adopts the proposed revisions, it is anticipated that there will be a two year implementation period before the revisions become fully effective. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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
•
the FDA or other comparable regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
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

If our clinical trials fail to replicate positive results from earlier nonclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

The results observed from nonclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such nonclinical studies or early-stage clinical trials may not be replicated in our subsequent nonclinical studies or clinical trials. For instance, results seen in nonclinical animal models may not translate to similar results in patients, and results from our initial studies in healthy volunteers may not translate to clinical trials in patients with MDD or GAD.

There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway or safety or efficacy observations made in nonclinical studies and clinical trials, including previously unreported AEs. Additionally, GlyphAllo is a novel, Glyphed oral prodrug of allopregnanolone, an endogenous neurosteroid with a well-established, clinically validated antidepressant, anxiolytic, and sleep-promoting effect, and GlyphAgo is a novel, Glyphed oral prodrug of agomelatine, a clinically validated antidepressant and anxiolytic. We may be unable to replicate the previous clinical efficacy observed with such molecules in clinical trials utilizing our Glyph platform.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA or other comparable regulatory authority approval.

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our product candidates are safe and effective in humans. We have and may in the future experience delays in our clinical trials or nonclinical studies and initiating or completing additional clinical trials or nonclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND or similar foreign authorization (e.g. regulatory hold), or not approving or delaying approval for any clinical trial grant or similar approval we need to initiate a clinical trial or a hold on an ongoing clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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

Regulators or IRBs of the institutions in which clinical trials are being conducted may suspend, limit, or terminate a clinical trial, or data monitoring committees may recommend that we suspend or terminate a clinical trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other comparable regulatory authorities resulting in the imposition of a clinical hold, safety issues, or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations, or administrative actions or lack of adequate funding to continue the clinical trial. Negative or inconclusive results from our clinical trials or nonclinical studies could mandate repeated or additional clinical trials and, to the extent we choose to conduct clinical trials in other indications, could result in changes to or delays in clinical trials of our product candidates in such other indications. We do not know whether any clinical trials that we conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates for the indications that we are pursuing. If later-stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates will be adversely impacted.

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

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone. Other potentially significant negative consequences associated with AEs include:

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

Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain, and may prevent us from obtaining approvals for the commercialization of our product candidates.

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

Our team expects to rely, in addition to in-house regulatory personnel, on third-party CROs and regulatory consultants to assist us in submitting and supporting the applications necessary to gain marketing approvals. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude its obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and other comparable regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval that we may ultimately obtain could be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

From time to time, we may publish interim, topline, or preliminary data from our clinical trials and nonclinical studies. Such announcements or publications are typically based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline, and preliminary data should be viewed with caution until the final data are available.

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

We also rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and nonclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials or our development efforts altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process, and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause our value to decline, and limit our ability to obtain additional financing if needed.

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

We have never commercialized a product, and even if any of our product candidates are approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to achieve sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. The commercial success of any of our product candidates will depend significantly on the broad adoption and use of the resulting product by these individuals and organizations for approved indications. For example, Glyph2BLSD, in development for the treatment of neuropsychiatric and headache disorders with significant unmet need, is a Glyphed oral prodrug of the non-hallucinogenic neuroplastogen, 2-bromo-LSD. There has been recent interest in psychedelics in part because of their potential to demonstrate therapeutic effects in neuropsychiatric disorders. Although Glyph2BLSD is not a psychedelic, there is a risk that it will be viewed as such by investors and the public, or could be classified as such by regulatory authorities based on its final structure. Treatments containing controlled substances or drugs that have similar effects or characteristics of controlled substances may generate public controversy or unfavorable views, which could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of such types of therapeutic candidates. For more information on controlled substances, see subsection titled “—Certain of our product candidates may be regulated as controlled substances, the making, use, sale, importation, exportation, and distribution of which are subject to significant regulation by the U.S. Drug Enforcement Administration and other regulatory agencies.”

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

Although the development and commercialization of our current product candidates are our initial focus, as part of our longer-term growth strategy, we may seek to develop other product candidates leveraging our Glyph platform. We intend to evaluate internal opportunities from our existing product candidates or other potential product candidates, and also may choose to in-license or acquire other product candidates to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. Any other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including nonclinical studies, clinical trials, and approval by the FDA or other comparable regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

The clinical and commercial landscapes for the treatment of neuropsychiatric disorders are highly competitive and subject to rapid and significant technological change. We face competition with respect to our indications for our product candidates and will face competition with respect to any other drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drug candidates for the treatment of the CNS indications that we are pursuing. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, nonclinical and clinical testing, obtaining regulatory approvals, and reimbursement, and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If any of our product candidates are approved, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring, or licensing technologies and drug products that are more effective or less costly than our product candidates, which could render our product candidates obsolete and noncompetitive.

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

We currently have no marketing, sales, or distribution capabilities. We intend to establish a sales and marketing organization, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize one or more of our product candidates that may receive regulatory approval in key territories. These efforts will require substantial additional resources, some, or all of which may be incurred in advance of any approval of the product candidate. Any failure or delay in the development of our or third parties’ internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our product candidates.

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

As of September 30, 2026, we had 59 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations over time. To manage these growth activities, we must continue to implement and improve our managerial, operational, quality, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit, and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Our ability to develop product candidates, leverage our Glyph platform and our future growth depends on attracting, hiring, and retaining our key personnel and recruiting additional qualified personnel.

Our success depends upon the continued contributions of our key management and scientific personnel, many of whom have been instrumental for us and have substantial experience with developing therapies, identifying potential product candidates and building the technologies related to the clinical development of our product candidates. Given the specialized nature of neuropsychiatric disorders and our approach, there is an inherent scarcity of experienced personnel in these fields. As we continue developing our product candidates in our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to each program. The loss of key personnel, in particular our Co-Founder and Chief Executive Officer, Co-Founder, and Chair of the Board, Chief Financial Officer, Chief Medical Officer, Co-Founder and Chief Scientific Officer, General Counsel, and clinical development personnel, would delay our research and development activities. The competition for qualified personnel in the therapeutics, biotechnology and biopharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical, and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions, and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement our business strategy, which would have a material adverse effect on our business.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to assist in conducting our clinical trials and nonclinical studies. If they do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval or commercialize our product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.

We have relied upon and plan to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and nonclinical studies and expect to rely on these third parties to conduct clinical trials and nonclinical studies of any other product candidate that we develop. Our ability to complete clinical trials in a timely fashion depends on a number of key factors. These factors include protocol design, regulatory, and IRB approval, patient enrollment rates, and compliance with GCPs. In most cases, we use the services of third parties, including CROs, to carry out our clinical trial-related activities and rely on such parties to accurately report their results. Our reliance on third parties for clinical development activities may impact or limit our control over the timing, conduct, expense, and quality of our clinical trials. Moreover, the FDA requires us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites, and IRBs. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen, and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.

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

In addition, we currently and may in the future rely on foreign CROs and CMOs. Such foreign CROs and CMOs may be subject to U.S. legislation, sanctions, trade restrictions, and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in January 2024, there was congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). In September 2024, the U.S. House of Representatives passed a version of the BIOSECURE Act (H.R. 8333), however, the Senate did not approve that legislation. In October 2025, both the U.S. House of Representatives and Senate passed their respective versions of the National Defense Authorization Act of 2026 (NDAA), each including an amendment often referred to as “BIOSECURE 2.0.” While BIOSECURE 2.0 has not yet been enacted and must still be reconciled in conference, the current text would establish federal government contracting, grant, and loan restrictions similar in effect to prior BIOSECURE proposals. However, unlike earlier versions of BIOSECURE that named specific Chinese companies, BIOSECURE 2.0 would implement a process-based designation system through which biotechnology companies “of concern” would be identified based on whether companies fall within statutorily defined categories, including entities identified on the Department of Defense’s Section 1260H list of “Chinese military companies” and other entities that are subject to the direction, control, or jurisdiction of a foreign adversary’s government which pose national security risks based on specified criteria. If BIOSECURE 2.0 becomes law or similar laws are passed, they would have the potential to severely restrict the ability of therapeutics companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, and it is possible some of our contractual counterparties could be impacted by this legislation.

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

We currently rely on and engage third-party manufacturers to provide all of the API and the final drug product formulation of all of our product candidates that are being used in our clinical trials and nonclinical studies. If we were to need an alternate manufacturer, we would incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials, API, and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

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

Furthermore, should we decide to use any APIs in any of our product candidates that are proprietary to one or more third parties, we would need to maintain licenses to those APIs from those third parties. If we are unable to gain or continue to access rights to such APIs prior to conducting nonclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate APIs, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired APIs on commercially reasonable terms or develop suitable alternate APIs, we may not be able to commercialize product candidates from these programs.

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

As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval and similar foreign notifications and approvals. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials, or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates, and jeopardize our ability to commence sales and generate revenue.

Risks Related to Government Regulation

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, the European Commission or comparable foreign regulatory authorities must also approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. Certain endpoint data we hope to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans, or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or other comparable regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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

For example, we may seek a Fast Track Designation for future product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.

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

Where appropriate, we may secure approval from the FDA or other comparable regulatory authorities through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional nonclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or other comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or such other comparable regulatory authorities may seek to withdraw any accelerated approval we have obtained.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and/or expanding access. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges and may be subject to additional challenges in the future.

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

If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of any product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition. In addition, any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our product candidates for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation.

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

Despite our best efforts, our current or future licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products, if approved, and technology covered by these license agreements. As a result, we may be required to cease our development and commercialization of our product candidates and use of our proprietary technologies covered by the patent rights owned by the licensors. Furthermore, if the in-licensed patent rights fail to provide the intended exclusivity, competitors will have the freedom to seek regulatory approval of, and to market, products identical to ours. These events could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects. For a more complete description of our license agreements, see the section titled “Business—License Agreement” included in our IPO Prospectus.

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

Our present or future licensors may have relied upon or may rely upon third-party consultants or collaborators or on funds from third parties such that our present or future licensors may not be the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our present or future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects. Furthermore, government agencies may provide funding or other assistance in connection with the development of the intellectual property rights owned by or licensed to us. In addition, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. If we choose to collaborate with academic institutions to accelerate our nonclinical research or development, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

The granting of such patent term extensions is not guaranteed and is subject to numerous requirements. We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents, failure to exercise due diligence during the testing phase or regulatory review process or any other failure to satisfy any of the numerous applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and nonclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

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

If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed. For example, we may choose not to file a patent application for certain inventions, instead choosing to rely on trade secret protection, and a third party may subsequently file a patent application covering such intellectual property. Although certain defenses may be available to us, those defenses may not be available to a commercial partner or acquiror.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•
the commencement, enrollment, completion, or results of our current or future nonclinical and clinical trials for our product candidates;
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
•
adverse results or delays, suspensions, or terminations in future nonclinical studies or clinical trials;
•
our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates, or the failure of a regulatory authority to accept data from nonclinical studies or clinical trials conducted in other countries;
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
•
the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
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

Our executive officers, directors, principal stockholders, and their respective affiliates collectively own a significant percentage of our outstanding stock. As a result, any stockholders who own 5% or more of our capital stock, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation, or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock in the public market could cause our stock price to fall.

Our stock price could decline as a result of sales of a large number of shares of common stock after our IPO or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

All shares of common stock sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates” as defined in Rule 144 under the Securities Act. The resale of the remaining 38,029,523 shares, or 98% of our outstanding shares of common stock immediately prior to our IPO, was prohibited or otherwise restricted, subject to certain limited exceptions, as a result of securities law provisions, market stand-off agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with the IPO. Subject to applicable securities law restrictions, these shares are now able to be sold in the public market. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of, or a claim based on, fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved; and
•
exemptions from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

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

As a public company, we have incurred, and will continue to incur, significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We maintain the majority of our cash, cash equivalents, and investments in accounts with major U.S. and multi-national financial institutions, and our cash equivalents are invested in U.S. government money market funds and our investments are invested in U.S. Treasury obligations. Our deposits at certain of these institutions exceed insured limits, unless subject to a “sweep.” Market conditions and changes in financial regulations and policies can impact the viability of these institutions. Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we may have future credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit, or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. In addition, changes in regulations governing financial institutions are beyond our control and difficult to predict; consequently, the impact of such changes on our business and results of operations is difficult to predict and may have an adverse effect on us.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by “5 percent stockholders” over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). We may have experienced ownership changes in the past and may experience ownership changes as a result of subsequent shifts in our stock ownership (some of which are outside our control). There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, portions of our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income, if any, or taxes could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

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

The risk of a cyber-attack, security breach, compromise, or other adverse impact to our and our third-party service provider’s information technology systems and sensitive data has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Such risks come from a variety of evolving threats, including but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software, or hardware errors (including vulnerabilities in commercial software that is integrated into our information technology systems and those of third parties upon which we rely), failures, loss of data or other information technology assets, adware, attacks enhanced, or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations and we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. In the U.S., a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors. The FDA, for example, also issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to apply significant resources to design, develop, test, and maintain such systems in accordance with applicable laws and regulations, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. It is possible that new laws and regulations will be adopted in the U.S. and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from our Initial Public Offering

On April 30, 2026, the SEC declared effective our registration statement on Form S-1 (File No. 333-294976), as amended, or the
Registration Statement, filed in connection with our IPO. Pursuant to the Registration Statement, we registered the offer and sale of
14,446,658 shares of our common stock, which included 286,658 shares of common stock sold pursuant to the underwriters' exercise of their option to purchase additional shares, with a maximum aggregate offering price of approximately $238.4 million, after deducting underwriting discounts, commissions and other offering expenses. Goldman Sachs & Co. LLC, J.P. Morgan, Leerink Partners, Citigroup, and Stifel acted as representatives of the underwriters for the IPO. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on May 1, 2026.

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation (as currently in effect) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2026 (File No. 001-43254)).

3.2

Amended and Restated Bylaws of Seaport Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2026 (File No. 001-43254)).

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

* Filed herewith.

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

Seaport Therapeutics, Inc.

Date: November 2, 2026	By:	/s/ Daphne Zohar
Daphne Zohar
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2026	By:	/s/ Lauren White
Lauren White
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)